Form 10-Q
period 2013-09-30
HUDSON CITY BANCORP INC
filed 2013-11-08
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

As of November 4, 2013, the registrant had 528,419,170 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our strategic plan in the event the Merger is further delayed or is not completed.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$121,336	$171,042
Federal funds sold and other overnight deposits	3,600,607	656,926

Total cash and cash equivalents	3,721,943	827,968
Securities available for sale:
Mortgage-backed securities	7,604,481	8,040,742
Investment securities	298,645	428,057
Securities held to maturity:
Mortgage-backed securities (fair value of $2,204,260. at September 30, 2013 and $3,172,492 at December 31, 2012)	2,082,149	2,976,757
Investment securities (fair value of $43,042 at September 30, 2013 and $45,592 at December 31, 2012)	39,011	39,011

Total securities	10,024,286	11,484,567
Loans	24,550,597	27,090,879
Net deferred loan costs	103,371	97,534
Allowance for loan losses	(291,007)	(302,348)

Net loans	24,362,961	26,886,065
Federal Home Loan Bank of New York stock	347,102	356,467
Foreclosed real estate, net	65,706	47,322
Accrued interest receivable	63,828	87,075
Banking premises and equipment, net	67,354	74,912
Goodwill	152,109	152,109
Other assets	381,271	679,856

Total Assets	$39,186,560	$40,596,341

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$21,427,531	$22,833,992
Noninterest-bearing	652,200	649,925

Total deposits	22,079,731	23,483,917
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,225,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	242,724	237,616

Total liabilities	34,497,455	35,896,533

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,419,170 and 528,211,462 shares outstanding at September 30, 2013 and December 31, 2012	7,415	7,415
Additional paid-in capital	4,739,587	4,730,105
Retained earnings	1,857,831	1,798,430
Treasury stock, at cost; 213,047,385 and 213,255,093 shares at September 30, 2013 and December 31, 2012	(1,712,107)	(1,713,895)
Unallocated common stock held by the employee stock ownership plan	(187,712)	(192,217)
Accumulated other comprehensive (loss) income, net of tax	(15,909)	69,970

Total shareholders’ equity	4,689,105	4,699,808

Total Liabilities and Shareholders’ Equity	$39,186,560	$40,596,341

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)

Interest and Dividend Income:
First mortgage loans	$266,324	$320,994	$844,571	$999,745
Consumer and other loans	2,377	3,207	7,693	9,810
Mortgage-backed securities held to maturity	17,382	29,498	61,992	100,958
Mortgage-backed securities available for sale	33,534	43,736	102,496	145,607
Investment securities held to maturity	585	585	1,756	2,903
Investment securities available for sale	795	2,362	5,498	5,780
Dividends on Federal Home Loan Bank of New York stock	3,466	4,853	11,190	18,878
Federal funds sold and other overnight deposits	1,835	194	4,676	1,200

Total interest and dividend income	326,298	405,429	1,039,872	1,284,881

Interest Expense:
Deposits	44,021	56,927	139,764	186,445
Borrowed funds	142,864	145,214	423,459	436,777

Total interest expense	186,885	202,141	563,223	623,222

Net interest income	139,413	203,288	476,649	661,659
Provision for Loan Losses	4,000	20,000	36,500	70,000

Net interest income after provision for loan losses	135,413	183,288	440,149	591,659

Non-Interest Income:
Service charges and other income	2,815	3,017	7,753	8,728
Gain on securities transactions, net	10,641	—	17,824	—

Total non-interest income	13,456	3,017	25,577	8,728

Non-Interest Expense:
Compensation and employee benefits	34,802	33,883	99,016	96,426
Net occupancy expense	9,383	8,586	27,916	25,786
Federal deposit insurance assessment	18,850	30,250	62,525	93,945
Other expense	15,453	21,158	46,907	52,889

Total non-interest expense	78,488	93,877	236,364	269,046

Income before income tax expense	70,381	92,428	229,362	331,341
Income Tax Expense	27,647	36,496	89,975	130,146

Net income	$42,734	$55,932	$139,387	$201,195

Basic Earnings Per Share	$0.09	$0.11	$0.28	$0.41

Diluted Earnings Per Share	$0.09	$0.11	$0.28	$0.41

Weighted Average Number of Common Shares Outstanding:
Basic	497,954,146	496,772,798	497,669,445	496,435,666
Diluted	498,313,185	496,779,005	497,864,749	496,446,418

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
	(In thousands)

Net income	$42,734	$55,932
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains on securities available for sale arising during period, net of tax benefit (expense) of $841 for 2013 and $(18,880) for 2012	(1,217)	27,337
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $739 for 2013 and $690 for 2012	1,070	998
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $123 for both 2013 and 2012	(178)	(178)

Other comprehensive (loss) income	(325)	28,157

Total comprehensive income	$42,409	$84,089

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)

Net income	$139,387	$201,195
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized (losses) gains on securities available for sale arising during period, net of tax benefit (expense) of $58,223 for 2013 and ($36,133) for 2012	(84,306)	52,319
Reclassification adjustment for realized gains in net income, net of tax expense of $2,934 for 2013	(4,249)	—
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $2,218 for 2013 and $2,069 for 2012	3,211	2,994
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $370 for both 2013 and 2012	(535)	(535)

Other comprehensive (loss) income	(85,879)	54,778

Total comprehensive income	$53,508	$255,973

See accompanying notes to unaudited consolidated financial statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands, except per share data)

Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,730,105	4,720,890
Stock option plan expense	7,392	6,024
Tax benefit from stock plans	218	421
Allocation of ESOP stock	1,872	369
Vesting of RRP stock	—	59

Balance at end of period	4,739,587	4,727,763

Retained Earnings:
Balance at beginning of year	1,798,430	1,709,821
Net income	139,387	201,195
Dividends paid on common stock ($0.16 and $0.24 per share, respectively)	(79,605)	(119,080)
Exercise of stock options	(381)	(1,704)

Balance at end of period	1,857,831	1,790,232

Treasury Stock:
Balance at beginning of year	(1,713,895)	(1,719,114)
Purchase of common stock	—	(427)
Exercise of stock options	1,788	5,505

Balance at end of period	(1,712,107)	(1,714,036)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(192,217)	(198,223)
Allocation of ESOP stock	4,505	4,505

Balance at end of period	(187,712)	(193,718)

Accumulated other comprehensive income(loss):
Balance at beginning of year	69,970	39,651
Other comprehensive (loss) income, net of tax	(85,879)	54,778

Balance at end of period	(15,909)	94,429

Total Shareholders’ Equity	$4,689,105	$4,712,085

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$139,387	$201,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	93,827	93,556
Provision for loan losses	36,500	70,000
Gains on securities transactions, net	(17,824)	—
Share-based compensation, including committed ESOP shares	13,769	10,956
Deferred tax expense	2,659	51,181
Decrease in accrued interest receivable	23,247	26,432
Decrease (increase) in other assets	358,574	(34,272)
Increase in accrued expenses and other liabilities	5,108	26,642

Net Cash Provided by Operating Activities	655,247	445,690

Cash Flows from Investing Activities:
Originations of loans	(2,853,266)	(3,887,709)
Purchases of loans	(74,160)	(28,742)
Principal payments on loans	5,323,886	5,381,977
Principal collection of mortgage-backed securities held to maturity	741,429	855,316
Proceeds from sales of mortgage backed securities held to maturity	160,905
Principal collection of mortgage-backed securities available for sale	1,917,199	1,882,793
Purchases of mortgage-backed securities available for sale	(1,671,343)	(1,473,243)
Proceeds from maturities and calls of investment securities held to maturity	—	500,000
Proceeds from sales of investment securities available for sale	412,886	—
Purchases of investment securities available for sale	(298,017)	(407,832)
Purchases of Federal Home Loan Bank of New York stock	—	(24,750)
Redemption of Federal Home Loan Bank of New York stock	9,365	145,097
Purchases of premises and equipment, net	(265)	(10,926)
Net proceeds from sale of foreclosed real estate	52,275	44,974

Net Cash Provided by Investment Activities	3,720,894	2,976,955

Cash Flows from Financing Activities:
Net decrease in deposits	(1,404,186)	(1,485,579)
Proceeds from borrowed funds	—	550,000
Principal payments on borrowed funds	—	(2,700,000)
Dividends paid	(79,605)	(119,080)
Purchases of treasury stock	—	(427)
Exercise of stock options	1,407	3,801
Tax benefit from stock plans	218	421

Net Cash Used in Financing Activities	(1,482,166)	(3,750,864)

Net Increase (Decrease) in Cash and Cash Equivalents	2,893,975	(328,219)

Cash and Cash Equivalents at Beginning of Year	827,968	754,080

Cash and Cash Equivalents at End of Period	$3,721,943	$425,861

Supplemental Disclosures:
Interest paid	$560,678	$622,178

Loans transferred to foreclosed real estate	$93,524	$67,909

Income tax payments	$88,190	$99,066

Income tax refunds	$364,925	$5,294

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into WTC, with WTC continuing as the surviving entity.

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

Notes to Unaudited Consolidated Financial Statements

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

The goodwill impairment analysis depends on the use of estimates and assumptions which are highly sensitive to, among other things, market interest rates and are therefore subject to change in the near-term. Goodwill is tested for impairment at least annually and is considered impaired if the carrying value of goodwill exceeds its implied fair value. Similar to the calculation of goodwill in a business combination, the implied fair value of goodwill is determined by measuring the excess of the fair value of the reporting

Notes to Unaudited Consolidated Financial Statements

unit over the aggregate estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired at the impairment test date. The estimation of the fair value of the Company is based on, among other things, the market price of our common stock. In addition, the fair value of the individual assets, liabilities and identifiable intangibles are determined using estimates and assumptions that are highly sensitive to market interest rates. These estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2012 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2013			2012
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$42,734			$55,932

Basic earnings per share:
Income available to common stockholders	$42,734	497,954	$0.09	$55,932	496,773	$0.11

Effect of dilutive common stock equivalents	—	359		—	6

Diluted earnings per share:
Income available to common stockholders	$42,734	498,313	$0.09	$55,932	496,779	$0.11

	For the Nine Months Ended September 30,
	2013			2012
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$139,387			$201,195

Basic earnings per share:
Income available to common stockholders	$139,387	497,669	$0.28	$201,195	496,436	$0.41

Effect of dilutive common stock equivalents	—	195		—	10

Diluted earnings per share:
Income available to common stockholders	$139,387	497,864	$0.28	$201,195	496,446	$0.41

Common stock equivalents for both the three and nine months ended September 30, 2013 exclude outstanding options to purchase 25,351,142 shares of the Company’s common stock as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2012, common stock equivalents exclude options to purchase 24,046,905 and 24,087,514 shares, respectively, of common stock as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.	Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at September 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

September 30, 2013
Investment Securities:
United States government-sponsored enterprises debt	$298,090	$—	$(6,626)	$291,464
Equity securities	6,857	324	—	7,181

Total investment securities available for sale	$304,947	$324	$(6,626)	$298,645

Mortgage-backed securities:
GNMA pass-through certificates	$829,990	$19,575	$(802)	$848,763
FNMA pass-through certificates	4,110,042	47,551	(37,127)	4,120,466
FHLMC pass-through certificates	2,559,789	41,084	(7,729)	2,593,144
FHLMC and FNMA – REMICs	40,896	1,212	—	42,108

Total mortgage-backed securities available for sale	$7,540,717	$109,422	$(45,658)	$7,604,481

December 31, 2012
Investment securities:
Corporate debt	$406,410	$14,180	$—	$420,590
Equity securities	6,813	654	—	7,467

Total investment securities available for sale	$413,223	$14,834	$—	$428,057

Mortgage-backed securities:
GNMA pass-through certificates	$995,510	$38,131	$—	$1,033,641
FNMA pass-through certificates	4,053,485	82,150	—	4,135,635
FHLMC pass-through certificates	2,741,921	69,929	—	2,811,850
FHLMC and FNMA – REMICs	57,484	2,132	—	59,616

Total mortgage-backed securities available for sale	$7,848,400	$192,342	$—	$8,040,742

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at September 30, 2013 and December 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)

September 30, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$4,031	$—	$43,042

Total investment securities held to maturity	$39,011	$4,031	$—	$43,042

Mortgage-backed securities:
GNMA pass-through certificates	$65,522	$2,546	$—	$68,068
FNMA pass-through certificates	527,341	32,967	(2)	560,306
FHLMC pass-through certificates	1,260,816	72,983	—	1,333,799
FHLMC and FNMA – REMICs	228,470	13,617	—	242,087

Total mortgage-backed securities held to maturity	$2,082,149	$122,113	$(2)	$2,204,260

December 31, 2012
Investment securities:
United States government-sponsored enterprises debt	$39,011	$6,581	$—	$45,592

Total investment securities held to maturity	$39,011	$6,581	$—	$45,592

Mortgage-backed securities:
GNMA pass-through certificates	$73,546	$2,832	$—	$76,378
FNMA pass-through certificates	856,840	61,414	(2)	918,252
FHLMC pass-through certificates	1,619,119	102,891	—	1,722,010
FHLMC and FNMA – REMICs	427,252	28,600	—	455,852

Total mortgage-backed securities held to maturity	$2,976,757	$195,737	$(2)	$3,172,492

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at September 30, 2013 and December 31, 2012, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2013

Held to maturity:
FNMA pass-through certificates	$—	$—	$196	$(2)	$196	$(2)
FHLMC and FNMA – REMIC’s	—	—	—	—	—	—

Total temporarily impaired securities held to maturity	—	—	196	(2)	196	(2)

Available for sale:
United States government-sponsored enterprises debt	$291,464	$(6,626)	$—	$—	$291,464	$(6,626)
GNMA pass-through certificates	35,304	(802)	—	—	35,304	(802)
FNMA pass-through certificates	1,763,297	(37,127)	—	—	1,763,297	(37,127)
FHLMC pass-through certificates	653,552	(7,729)	—	—	653,552	(7,729)

Total temporarily impaired securities available for sale	2,743,617	(52,284)	—	—	2,743,617	(52,284)

Total	$2,743,617	$(52,284)	$196	$(2)	$2,743,813	$(52,286)

December 31, 2012

Held to maturity:
FNMA pass-through certificates	$—	$—	$203	$(2)	$203	$(2)

Total	$—	$—	$203	$(2)	$203	$(2)

The unrealized losses of our held to maturity and available-for-sale securities are primarily due to the changes in market interest rates subsequent to purchase. At September 30, 2013, a total of 95 securities were in an unrealized loss position (5 at December 31, 2012). We do not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the nine months ended September 30, 2013 or for the year ended December 31, 2012.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at September 30, 2013, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed securities	Investment securities
September 30, 2013	(In thousands)

Held to Maturity:
Due in one year or less	$12	$—	$12
Due after one year through five years	3,498	—	3,601
Due after five years through ten years	85,607	—	91,626
Due after ten years	1,993,032	39,011	2,152,063

Total held to maturity	$2,082,149	$39,011	$2,247,302

Available for Sale:
Due after one year through five years	$—	$298,090	$291,464
Due after five years through ten years	5,675	—	6,094
Due after ten years	7,535,042	—	7,598,387

Total available for sale	$7,540,717	$298,090	$7,895,945

Sales of mortgage-backed securities held-to-maturity amounted to $149.6 million for the nine months ended September 30, 2013, resulting in a realized gain of $10.6 million. The sale of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance. There were no sales of mortgage-backed securities available-for-sale or held-to-maturity for the nine months ended September 30, 2012.

Sales of investment securities available-for-sale amounted to $405.7 million during the nine months ended September 30, 2013. Gross realized gains on sales of investment securities available-for-sale were $7.2 million during the first nine months of 2013. There were no sales of investment securities available-for-sale or held to maturity for the nine months ended September 30, 2012. Gains and losses on the sale of all securities are determined using the specific identification method.

5.	Stock Repurchase Programs

We have previously announced several stock repurchase programs. Under our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the nine months ended September 30, 2013. As of September 30, 2013, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6.	Loans and Allowance for Loan Losses

Loans at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$19,737,596	$21,633,889
Interest-only	3,872,114	4,485,875
FHA/VA	695,652	687,172
Multi-family and commercial	27,010	32,259
Construction	295	4,669

Total first mortgage loans	24,332,667	26,843,864

Consumer and other loans:
Fixed–rate second mortgages	88,505	106,239
Home equity credit lines	109,478	119,872
Other	19,947	20,904

Total consumer and other loans	217,930	247,015

Total loans	$24,550,597	$27,090,879

There were no loans held for sale at September 30, 2013 and December 31, 2012.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
September 30, 2013	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Performing	$19,514,108	$3,729,793	$23,821	$—	$87,138	$105,732	$18,809	$23,479,401
Non-performing	919,140	142,321	3,189	295	1,367	3,746	1,138	1,071,196

Total	$20,433,248	$3,872,114	$27,010	$295	$88,505	$109,478	$19,947	$24,550,597

December 31, 2012
Performing	$21,355,105	$4,303,636	$30,571	$—	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
September 30, 2013	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Pass	$19,412,818	$3,695,290	$16,886	$—	$86,804	$104,174	$17,671	$23,333,643
Special mention	114,230	19,495	710	—	27	418	53	134,933
Substandard	906,200	157,329	9,414	295	1,674	4,886	2,223	1,082,021

Total	$20,433,248	$3,872,114	$27,010	$295	$88,505	$109,478	$19,947	$24,550,597

December 31, 2012
Pass	$21,209,628	$4,268,034	$20,215	$—	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	—	68	89	—	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At September 30, 2013, approximately 83.9% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at September 30, 2013 and December 31, 2012 are $3.87 billion and $4.49 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $142.3 million and $182.2 million of non-performing interest-only one-to four-family residential mortgage loans at September 30, 2013 and December 31, 2012, respectively.

In addition to our full documentation loan program, we originate loans to certain eligible borrowers as reduced documentation loans. We have originated these types of loans for over 15 years. Loans eligible for reduced documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Included in our loan portfolio at September 30, 2013 are $4.05 billion of originated amortizing reduced documentation loans and $810.7 million of originated reduced documentation interest-only loans. Non-performing loans at September 30, 2013 include $156.6 million of originated amortizing reduced documentation loans and $45.7 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 are $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
At September 30, 2013	(In thousands)
One- to four-family first mortgages:
Amortizing	$269,892	$134,281	$919,140	$1,323,313	$19,109,935	$20,433,248	$133,862
Interest-only	39,189	19,495	142,321	201,005	3,671,109	3,872,114	—
Multi-family and commercial mortgages	6,759	—	3,189	9,948	17,062	27,010	—
Construction loans	—	—	295	295	—	295	—
Consumer and other loans:							—
Fixed-rate second mortgages	636	27	1,367	2,030	86,475	88,505	—
Home equity lines of credit	1,711	710	3,746	6,167	103,311	109,478	—
Other	630	53	1,138	1,821	18,126	19,947	—

Total	$318,817	$154,566	$1,071,196	$1,544,579	$23,006,018	$24,550,597	$133,862

At December 31, 2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	—
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	—
Construction loans	—	—	4,669	4,669	—	4,669	—
Consumer and other loans:
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	—
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	—
Other	62	—	2,314	2,376	18,528	20,904	—

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At September 30, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.4%	45.0%	43.0%	47.9%
New York	26.7	23.6	24.7	22.0
Connecticut	14.8	8.0	14.7	7.1

Total New York metropolitan area	83.9	76.6	82.4	77.0

Pennsylvania	4.9	2.3	4.8	1.9
Virginia	2.0	2.4	2.4	2.6
Illinois	1.7	4.9	2.0	4.2
Maryland	1.7	4.5	2.0	4.6
All others	5.8	9.3	6.4	9.7

Total Outside New York metropolitan area	16.1	23.4	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)

Non-accrual loans:
One-to four-family amortizing loans	$785,278	$836,403
One-to four-family interest-only loans	142,321	182,239
Multi-family and commercial mortgages	3,189	1,688
Construction loans	295	4,669
Fixed-rate second mortgages	1,367	1,665
Home equity lines of credit	3,746	3,996
Other loans	1,138	2,314

Total non-accrual loans	937,334	1,032,974
Accruing loans delinquent 90 days or more (1)	133,862	129,553

Total non-performing loans	$1,071,196	$1,162,527

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first nine months of 2013, if interest on all such loans had been recorded based upon original contract terms, amounted to approximately $44.8 million as compared to $47.9 million for the same period in 2012. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Loans modified in a troubled debt restructuring totaled $311.6 million at September 30, 2013 of which $25.4 million are 30 to 59 days past due, $8.7 million are 60 to 89 days past due and $167.9 million are 90 days or more past due and are included in non-accrual loans. The remaining troubled debt restructurings were current at September 30, 2013 and have complied with the terms of their restructure agreement. Based on recent regulatory guidance, we have classified $180.3 million of loans that have completed Chapter 7 bankruptcy as troubled debt restructurings. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $19.2 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first nine months of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans at that date.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our troubled debt restructuring by class as of the date indicated.

	September 30, 2013			December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	886	$304,544	$270,506	633	$224,798	$197,392
Interest-only	55	35,242	31,596	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	24	2,672	2,486	16	2,011	2,009

Total	967	$349,487	$311,617	666	$242,440	$215,091

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
September 30, 2013
One-to four-family amortizing loans	$270,506	$306,428	$—	$288,950	$4,945
One-to four-family interest-only loans	31,596	35,771	—	33,423	567
Multi-family and commercial mortgages	8,003	9,290	414	8,428	276
Construction loans	182	295	113	296	—
Consumer and other loans	2,417	2,486	69	2,581	72

Total	$312,704	$354,270	$596	$333,678	$5,860

December 31, 2012
One-to four-family amortizing loans	$197,392	$225,722	$—	$211,953	$5,036
One-to four-family interest-only loans	8,652	8,937	—	8,634	288
Multi-family and commercial mortgages	8,329	9,720	518	9,291	484
Construction loans	3,476	4,592	1,116	4,428	—
Consumer and other loans	1,941	2,009	68	2,014	79

Total	$219,790	$250,980	$1,702	$236,320	$5,887

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Balance at beginning of period	$297,288	$287,901	$302,348	$273,791

Charge-offs	(18,049)	(21,013)	(66,331)	(67,525)
Recoveries	7,768	4,685	18,490	15,307

Net charge-offs	(10,281)	(16,328)	(47,841)	(52,218)

Provision for loan losses	4,000	20,000	36,500	70,000

Balance at end of period	$291,007	$291,573	$291,007	$291,573

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Provision for loan losses	39,015	(1,089)	(1,003)	(423)	36,500
Charge-offs	(65,877)	—	—	(454)	(66,331)
Recoveries	18,488	—	—	2	18,490

Net charge-offs	(47,389)	—	—	(452)	(47,841)

Balance at September 30, 2013	$286,722	$848	$113	$3,324	$291,007

Loan portfolio:
Balance at September 30, 2013
Individually evaluated for impairment	$302,102	$8,417	$295	$2,486	$313,300
Collectively evaluated for impairment	24,003,260	18,593	—	215,444	24,237,297
Allowance
Individually evaluated for impairment	$23,198	$414	$113	$69	$23,794
Collectively evaluated for impairment	263,524	434	—	3,255	267,213

Our evaluation of one-to four-family mortgages is performed primarily on a pooled basis. One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $23.2 million at September 30, 2013.

Notes to Unaudited Consolidated Financial Statements

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. From 2008 until 2011, house prices declined, both nationally and locally. Housing market conditions in our lending market areas weakened during this period as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Beginning in 2012, house prices stabilized and have increased during the first nine months of 2013.

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $10.3 million and $47.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $16.3 million and $52.2 million for the corresponding respective periods in 2012.

Notes to Unaudited Consolidated Financial Statements

7.	Borrowed Funds

Borrowed funds at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013		December 31, 2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45

Advances from the FHLB	5,225,000	4.77	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$67,376		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Nine Months Ended September 30, 2013	At or For the Year Ended December 31, 2012
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,950,000	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.45%	4.52%

FHLB Advances:
Average balance outstanding during the period	$5,225,000	$6,623,094

Maximum balance outstanding at any month-end during the period	$5,225,000	$7,875,000

Weighted average rate during the period	4.77%	4.02%

Notes to Unaudited Consolidated Financial Statements

At September 30, 2013, $7.68 billion of our borrowed funds may be put back to us at the discretion of the lender. The remaining $4.50 billion of borrowed funds at September 30, 2013 are fixed-rate, fixed-maturity borrowings. At September 30, 2013, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
2013	$—	—%	$3,750,000	4.48%
2014	—	—	3,725,000	4.47
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	250,000	4.76
2020	3,275,000	4.53	—	—

Total	$12,175,000	4.59%	$12,175,000	4.59%

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $153.5 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2013. The Company announced the Merger in the third quarter of 2012. Based on the average actual closing price of our common stock and the average implied price, based on the terms of the Merger Agreement, for the period from the Merger announcement date, August 24, 2012, through June 30, 2013, the fair value of the Company would be between $4.23 billion and $4.35 billion. Since these amounts were less than the reported amount of shareholders’ equity, we performed Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company based on the merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill.

Notes to Unaudited Consolidated Financial Statements

We also perform interim impairment reviews if an event or circumstances occur which may indicate that the fair value of the Company is less than the Company’s book value. There was no event or circumstance that occurred since our annual impairment test that would indicate that the fair value of the Company is less than its book value as of September 30, 2013.

Based on the results of the goodwill impairment analyses we performed during 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the nine months ended September 30, 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. If the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In the event the market price of Hudson City Bancorp common stock does so decline, we may be required to recognize a goodwill impairment charge. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

9.	Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at September 30, 2013 and December 31, 2012. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.2 million and $7.5 million at September 30, 2013 and December 31, 2012, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,604,481	$—	$7,604,481	$—
U.S. government-sponsored enterprises debt	291,464	—	291,464	—

Total available for sale debt securities	7,895,945	—	7,895,945	—

Available for sale equity securities:
Financial services industry	$7,181	$7,181	$—	$—

Total available for sale equity securities	7,181	7,181	—	—

Total available for sale securities	$7,903,126	$7,181	$7,895,945	$—

Notes to Unaudited Consolidated Financial Statements

	Fair Value Measurements at December 31, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,040,742	$—	$8,040,742	$—
Corporate debt	420,590	—	420,590	—

Total available for sale debt securities	$8,461,332	$—	$8,461,332	$—

Available for sale equity securities:
Financial services industry	$7,467	$7,467	$—	$—

Total available for sale equity securities	7,467	7,467	—	—

Total available for sale securities	$8,468,799	$7,467	$8,461,332	$—

Assets that were measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $313.3 million and $221.5 million at September 30, 2013 and December 31, 2012, respectively. Based on this evaluation, we established an ALL with respect to those loans individually evaluated for impairment of $596,000 and $1.7 million for those respective periods. There was no provision for loan losses related to these loans for the first nine months of 2013 and 2012. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $23.2 million at September 30, 2013. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $65.7 million and $47.3 million at September 30, 2013 and December 31, 2012, respectively. During the first nine months of 2013 and 2012, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.5 million and $2.8 million, respectively. Write downs and net gains and losses on sale related to foreclosed real estate that were charged to non-interest expense amounted to a net gain of $753,000 and a net loss of $1.3 million for those same respective periods.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$313,301	$(2,105)
Foreclosed real estate	—	—	65,706	753

	Fair Value Measurements at December 31, 2012 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$221,492	$(873)
Foreclosed real estate	—	—	47,322	(1,881)

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at September 30, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Beginning balance at December 31, 2012	$47,322	$221,492
Net gains (losses)	753	(2,105)
Net transfers in	17,631	93,914

Ending balance at September 30, 2013	$65,706	$313,301

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

	September 30, 2013
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
	(Dollars in thousands)

Impaired loans	$313,301	Net Present Value	Discount rate Discount for costs to sell	Varies
		Appraisal Value		13.0%
			Adjustments for differences	Varies
			between the comparable sales

Foreclosed real estate	65,706	Appraisal Value	Discount for costs to sell	13.0%
			Adjustments for differences	Varies
			between the comparable sales

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

Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City Savings’ retail branch delivery system, its existing core deposit base and banking premises and equipment.

Notes to Unaudited Consolidated Financial Statements

The estimated fair values of financial instruments are summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)

Assets:
Cash and due from banks	$121,336	$121,336	$171,042	$171,042
Federal funds sold and other overnight deposits	3,600,607	3,600,607	656,926	656,926
Investment securities held to maturity	39,011	43,042	39,011	45,592
Investment securities available for sale	298,645	298,645	428,057	428,057
Federal Home Loan Bank of New York stock	347,102	347,102	356,467	356,467
Mortgage-backed securities held to maturity	2,082,149	2,204,260	2,976,757	3,172,473
Mortgage-backed securities available for sale	7,604,481	7,604,481	8,040,742	8,040,742
Loans	24,362,961	25,696,789	26,886,065	28,223,227

Liabilities:
Deposits	22,079,731	22,213,835	23,483,917	23,679,903
Borrowed funds	12,175,000	13,808,175	12,175,000	14,368,603

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$1,293	$1,298	$327	$307
Interest cost	2,121	2,149	527	573
Expected return on assets	(3,244)	(3,007)	—	—
Amortization of:
Net loss	1,511	1,382	298	306
Unrecognized prior service cost	90	90	(391)	(391)

Net periodic benefit cost	$1,771	$1,912	$761	$795

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$3,879	$3,894	$981	$921
Interest cost	6,363	6,447	1,581	1,719
Expected return on assets	(9,732)	(9,021)	—	—
Amortization of:
Net loss	4,533	4,146	894	918
Unrecognized prior service cost	270	270	(1,173)	(1,173)

Net periodic benefit cost	$5,313	$5,736	$2,283	$2,385

We made no contributions to the pension plans during the first nine months of 2013 or 2012.

Notes to Unaudited Consolidated Financial Statements

11. Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(84,306)	—	(84,306)
Amounts reclassified from accumulated other comprehensive (loss) income	(4,249)	2,676	(1,573)

Other comprehensive (loss) income	(88,555)	2,676	(85,879)

Balance at September 30, 2013	$34,075	$(49,984)	$(15,909)

Balance at December 31, 2011	$89,339	$(49,688)	$39,651

Other comprehensive income before reclassifications	52,319	—	52,319
Amounts reclassified from accumulated other comprehensive income	—	2,459	2,459

Other comprehensive income	52,319	2,459	54,778

Balance at September 30, 2012	$141,658	$(47,229)	$94,429

Notes to Unaudited Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Line Item in the Statement of Income
(In thousands)	For the Three Months Ended September 30,
	2013	2012

Amortization of postretirement benefit pension plans:
Prior service cost	$(301)	$(301)		(a)
Net actuarial loss	1,809	1,688		(a)

Total before income tax expense	1,508	1,387
Income tax expense	(616)	(567)	Income tax expense

Net of income tax expense	892	820

Total reclassifications	$892	$820

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Line Item in the Statement of Income
	For the Nine Months Ended September 30,
	2013	2012

Securities available for sale:
Net realized gain on securities available for sale	$7,183	$—	Gain on securities transaction, net
Income tax expense	(2,934)	—	Income tax expense

Net of income tax expense	4,249	—

Amortization of postretirement benefit pension plans:
Prior service cost	$(905)	$(905)		(a)
Net actuarial loss	5,429	5,063		(a)

Total before income tax expense	4,524	4,158
Income tax expense	(1,848)	(1,699)	Income tax expense

Net of income tax expense	2,676	2,459

Total reclassifications	$6,925	$2,459

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

Notes to Unaudited Consolidated Financial Statements

12. Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Nine Months Ended September 30,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	27,775,857	$12.97	28,825,986	$12.77
Exercised	(222,510)	6.32	(684,972)	5.55
Forfeited	(2,150,392)	12.97	(336,584)	12.05

Outstanding at end of period	25,402,955	$13.02	27,804,430	$12.96

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

Compensation expense related to our outstanding stock options amounted to $262,000 and $446,000 for the three months ended September 30, 2013 and 2012, respectively and $930,000 and $1.5 million, for the nine months ended September 30, 2013 and 2012, respectively.

Stock Awards

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock

Notes to Unaudited Consolidated Financial Statements

and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. There was no compensation expense related to stock awards for the three and nine months ended September 30, 2013. Total compensation expense for stock awards amounted to $19,675 and $59,025 for the three and nine months ended September 30, 2012.

Stock Unit Awards

Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vested over a three-year period upon continued service through the annual vesting dates. Vested units will be settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.7 million, or stock units of 1,004,230 shares. 2011 stock unit awards to employees vest if service continues through the third anniversary of the awards, and will be settled, if vested, in shares of our common stock on the third and fifth anniversaries of the awards. 2011 stock unit awards to directors vested on service through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors.

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

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, vested in April 2013 and will be settled upon the director’s resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices.

Notes to Unaudited Consolidated Financial Statements

Stock unit awards were made in 2013 (the “2013 stock unit awards”) pursuant to the 2011 SIP for a total of $13.8 million, or stock units of 1,672,639 shares. The 2013 stock unit awards include 1,480,100 shares granted to employees in June 2013 that will vest in annual installments, upon continued service through January 1, 2014, 2015 and 2016 and certain financial performance measures are met. The 2013 stock unit awards also include 138,800 shares which were granted in April 2013 and will vest in annual installments if service continues through April 2016. The remaining 53,739 2013 stock unit awards, which were granted to outside directors, will vest on continued service through April 2014 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Total compensation expense for stock unit awards amounted to $3.2 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $6.5 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.

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

14. Legal Matters

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, since the announcement of the Merger, eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, M&T, and WTC challenging the Merger. Nine putative class actions challenging the Merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). The lawsuits generally allege, among other things, that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, and that Hudson City Bancorp and M&T filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction. All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages.

As disclosed in the Company’s Current Report on Form 8-K dated April 12, 2013, on April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the actions described above (collectively, the “Actions”).

Notes to Unaudited Consolidated Financial Statements

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp shareholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s shareholders in connection with the proposed Merger. In the event the New Jersey Court approves an award of attorneys’ fees and expenses in connection with the settlement, such fees and expenses shall be paid by Hudson City Bancorp, its successor in interest, or its insurers.

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first nine months of 2013, we continued to focus on our traditional consumer-oriented business model through the origination of one- to four-family mortgage loans. Our primary funding sources have been customer deposits and borrowings. Longer term interest rates increased during the third quarter of 2013, however this increase did not have a significant impact on the elevated levels of repayments on mortgage-related assets. Notwithstanding the recent increase in market interest rates, they remain too low to compel us to pursue balance sheet growth. As a result, we continued to reduce the size of our balance sheet. Our total assets decreased to $39.19 billion at September 30, 2013 from $40.60 billion at December 31, 2012.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity has been expanding at a moderate pace. The FOMC noted that some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate remains elevated. Household spending and business fixed investment advanced, and the housing sector has been strengthening, but mortgage rates have risen further and fiscal policy is restraining economic growth. The national unemployment rate decreased to 7.2% in September 2013 from 7.8% in December 2012 and 7.8% in September 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the third quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%, inflation in the one to two year timeframe is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

The FOMC continued its accommodative monetary policy by purchasing additional agency mortgage-backed securities at $40.0 billion per month and longer-term Treasury securities at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment.

Net interest income decreased $63.9 million, or 31.4%, to $139.4 million for the third quarter of 2013 from $203.3 million for the third quarter of 2012 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and an increase in the average balance of Federal funds sold and other overnight deposits as the average balances of our loan and securities portfolios declined. Our interest rate spread decreased to 1.22% for the third quarter of 2013 as compared to 1.38% for the linked second quarter of 2013 and 1.80% for the third quarter of 2012. Our net interest margin was 1.48% for the third quarter of 2013 as compared 1.64% for the linked second quarter of 2013 and 2.02% for the third quarter of 2012.

Net interest income decreased $185.1 million, or 28.0%, to $476.6 million for the first nine months of 2013 as compared to $661.7 million for the first nine months of 2012. Our interest rate spread decreased 50 basis points to 1.41% for the nine months ended September 30, 2013 as compared to 1.91% for the nine months ended September 30, 2012. Our net interest margin decreased 46 basis points to 1.65% for the nine months ended September 30, 2013 as compared to 2.11% for the nine months ended September 30, 2012.

The decreases in our interest rate spread and net interest margin for the three and nine months ended September 30, 2013 is primarily due to repayments of higher yielding assets due to the low interest rate environment and increases for those same respective periods in the average balance of Federal funds and other overnight deposits. The average yield earned on Federal funds and other overnight deposits was 0.23% and 0.24% for three and nine months ended September 30, 2013, respectively. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Mortgage-related assets represented 91% of our average interest-earning assets at September 30, 2013. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

The provision for loan losses amounted to $4.0 million and $36.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $20.0 million and $70.0 million for the three and nine months ended September 30, 2012, respectively. These decreases in our provision for loan losses were due primarily to improving home prices, a decrease in the size of the loan portfolio, a decrease in charge-offs and a decrease in the amount of total delinquent loans. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $159.7 million to $473.4 million at September 30, 2013 from $633.1 million at December 31, 2012. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.07 billion at September 30, 2013 as compared to $1.16 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.36% at September 30, 2013 compared with 4.29% at December 31, 2012. The increase in this ratio was due primarily to a $2.54 billion decrease in total loans at September 30, 2013 as compared to December 31, 2012. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged, especially in New York and New Jersey where 69% of our non-performing loans are located at September 30, 2013 as we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries. However, for loans that have been in the foreclosure process for over 30 months, we are beginning to see an increased volume of completed foreclosures.

Total non-interest income was $13.5 million for the third quarter of 2013 as compared to $3.0 million for the third quarter of 2012. Included in non-interest income for the third quarter of 2013 was a $10.6 million gain on the sale of $150.3 million of mortgage-backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts. There were no securities sales for the quarter ended September 30, 2012.

Total non-interest income was $25.6 million for the first nine months of 2013 as compared to $8.7 million for the same period in 2012. Included in non-interest income for the first nine months of 2013 was a $7.2 million gain on the sale of corporate bonds with an amortized cost of $405.7 million and a $10.6 million gain on the sale of $150.3 million of mortgage-backed securities. There were no securities sales for the nine months ended September 30, 2012.

Total non-interest expense decreased $15.4 million to $78.5 million for the third quarter of 2013 as compared to $93.9 million for the third quarter of 2012. This decrease was due to an $11.4 million decrease in Federal deposit insurance expense and a $5.7 million decrease in other non-interest expense partially offset by a $919,000 increase in compensation and benefits.

Total non-interest expense decreased $32.6 million to $236.4 million for the nine months ended September 30, 2013 as compared to $269.0 million for the nine months ended September 30, 2012. This decrease was due to a $31.4 million decrease in Federal deposit insurance expense and a $6.0 million decrease in other non-interest expense partially offset by increases of $2.6 million in compensation and benefits.

Net loans decreased $2.53 billion to $24.36 billion at September 30, 2013 from $26.89 billion at December 31, 2012. During the first nine months of 2013, our loan production (origination and purchases) amounted to $2.93 billion as compared to $3.92 billion for the same period of 2012. Loan production was offset by principal repayments of $5.32 billion in the first nine months of 2013, as compared to $5.38 billion for the first nine months of 2012. Loan production declined during the first nine months of 2013 reflecting our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Total mortgage-backed securities decreased $1.33 billion to $9.69 billion at September 30, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments. Repayments amounted to $2.66 billion for the first nine months of 2013 as compared to $2.73 billion for the same period in 2012. Repayments were partially offset by purchases of $1.67 billion during the nine months ended September 30, 2013 of mortgage-backed securities issued by GSEs.

Total deposits amounted to $22.08 billion at September 30, 2013 as compared to $23.48 billion at December 31, 2012. The decrease in deposits was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields.

Borrowings amounted to $12.18 billion at September 30, 2013 with an average cost of 4.59%, unchanged from December 31, 2012. There are no scheduled maturities for the next twelve months.

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

As previously disclosed, the regulation and oversight of our business has changed significantly in recent years. As described in more detail in Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” in our June 30, 2013 Form 10Q, certain aspects of the Reform

Act continue to have a significant impact on us. In July 2013, the federal bank regulatory agencies (the “Agencies”) approved rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements which will be phased in with the initial provisions effective for us on January 1, 2015. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We continue to review and prepare for the impact that the Reform Act, the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III, capital standards and related rulemaking will have on our business, financial condition and results of operations. In addition, pursuant to the Reform Act, in January 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Among other things, these final rules, most provisions of which become effective January 10, 2014, prohibit creditors, such as Hudson City Savings, from extending mortgage loans without regard for the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” As a result of these rules, beginning in January of 2014, we intend to originate only mortgage loans that meet the requirements of a “qualified mortgage.”

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $1.41 billion, or 3.5%, to $39.19 billion at September 30, 2013 from $40.60 billion at December 31, 2012. The decrease in total assets reflected a $2.53 billion decrease in net loans, a $1.33 billion decrease in total mortgage-backed securities and a $298.6 million decrease in other assets, partially offset by a $2.89 billion increase in cash and cash equivalents.

Total cash and cash equivalents increased $2.89 billion to $3.72 billion at September 30, 2013 as compared to $828.0 million at December 31, 2012. This increase is primarily due to continued elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates. In addition, during the first nine months of 2013 we received additional cash from previously accrued tax refunds of $364.9 million. Other assets decreased $298.6 million to $381.3 million at September 30, 2013 from $679.9 million at December 31, 2012 due primarily to the receipt of the accrued tax refund as noted above.

Net loans amounted to $24.36 billion at September 30, 2013 as compared to $26.89 billion at December 31, 2012. During the first nine months of 2013, our loan production (origination and purchases) amounted to $2.93 billion as compared to $3.92 billion for the same period in 2012. Loan production was offset by principal repayments of $5.32 billion in the first nine months of 2013, as compared to $5.38 billion for the first nine months of 2012. Loan production declined during the first nine months of 2013 which reflects our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during the first nine months of 2013 was substantially all in one- to four-family mortgage loans. Approximately 76.7% of mortgage loan originations for the first nine months of 2013 were variable-rate loans as compared to approximately 60.1% for the corresponding period in 2012. Fixed-rate mortgage loans accounted for 56.4% of our first mortgage loan portfolio at September 30, 2013 as compared to 61.1% at December 31, 2012.

Our ALL amounted to $291.0 million at September 30, 2013 and $302.3 million at December 31, 2012. Non-performing loans amounted to $1.07 billion, or 4.36% of total loans, at September 30, 2013 as compared to $1.16 billion, or 4.29% of total loans, at December 31, 2012.

Total mortgage-backed securities decreased $1.33 billion to $9.69 billion at September 30, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments. Repayments amounted to $2.66 billion for the nine months ended

September 30, 2013 as compared to $2.73 billion for the same period in 2012. Repayments were partially offset by purchases of $1.67 billion of mortgage-backed securities issued by U.S. government-sponsored entities (“GSEs”) during the first nine months of 2013. At September 30, 2013, variable-rate mortgage-backed securities accounted for 82.2% of our portfolio compared with 86.0% at December 31, 2012.

Total investment securities decreased $129.4 million, or 27.7%, to $337.7 million at September 30, 2013 as compared to $467.1 million at December 31, 2012. The decrease in investment securities is primarily due to the sale of corporate bonds with an amortized cost of $405.7 million. This decrease was partially offset by purchases during the first nine months of 2013 of $298.0 million of investment securities issued by GSEs.

Total liabilities decreased $1.40 million, or 3.9%, to $34.50 billion at September 30, 2013 from $35.90 billion at December 31, 2012. The decrease in total liabilities primarily reflected a decrease in total deposits of $1.40 billion, while borrowed funds remained unchanged.

Total deposits decreased $1.40 billion, or 6.0%, to $22.08 billion at September 30, 2013 from $23.48 billion at December 31, 2012. The decrease in total deposits reflected a $1.08 billion decrease in our money market accounts, a $276.5 million decrease in our time deposits accounts, and a decrease of $97.0 million in our demand accounts. These decreases were partially offset by an increase in savings accounts of $43.4 million. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields. The larger decrease in our money market accounts as compared to time deposits is also due to the low interest rate environment and the flexibility that those accounts offer customers to reinvest their funds elsewhere, including the equity markets, as compared to certificates of deposit which carry early withdrawal penalties. We had 135 banking offices at both September 30, 2013 and December 31, 2012.

Borrowings amounted to $12.18 billion at both September 30, 2013 and December 31, 2012. At September 30, 2013, we had $7.48 billion of borrowed funds with an average rate of 4.48% and with put dates within one year. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity decreased $10.7 million to $4.69 billion at September 30, 2013 from $4.70 billion at December 31, 2012. The decrease was primarily due to an $85.9 million change in accumulated other comprehensive loss and cash dividends paid to common shareholders of $79.6 million. The decrease was partially offset by net income of $139.4 million for the nine months ended September 30, 2013.

Accumulated other comprehensive loss amounted to $15.9 million at September 30, 2013 as compared to accumulated other comprehensive income of $70.0 million at December 31, 2012 The resulting $85.9 million change in accumulated other comprehensive loss primarily reflects a decrease in the net unrealized gain on securities available for sale at September 30, 2013 as compared to December 31, 2012, due primarily to an increase in longer-term market interest rates during the first nine months of 2013 as well as a decrease in the size of our available for sale securities portfolio.

As of September 30, 2013, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first nine months of 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At September 30, 2013, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At September 30, 2013, our shareholders’ equity to asset ratio was 11.97% compared with 11.58% at December 31, 2012. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.42 at September 30, 2013 and $9.46 at December 31, 2012. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.11 as of September 30, 2013 and $9.15 at December 31, 2012.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$24,383,366	$266,324	4.37%	$27,522,218	$320,994	4.67%
Consumer and other loans	221,737	2,377	4.29	264,556	3,207	4.85
Federal funds sold and other overnight deposits	3,223,431	1,835	0.23	348,170	194	0.22
Mortgage-backed securities at amortized cost	9,971,361	50,916	2.04	12,029,553	73,234	2.44
Federal Home Loan Bank stock	347,102	3,466	3.99	406,285	4,853	4.78
Investment securities, at amortized cost	344,135	1,380	1.60	453,097	2,947	2.60

Total interest-earning assets	38,491,132	326,298	3.39	41,023,879	405,429	3.95

Noninterest-earnings assets (4)	976,062			1,503,166

Total Assets	$39,467,194			$42,527,045

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	990,581	376	0.15	$924,942	591	0.25
Interest-bearing transaction accounts	2,224,661	1,613	0.29	2,289,486	2,812	0.49
Money market accounts	5,712,302	2,803	0.19	7,274,462	7,294	0.40
Time deposits	12,768,104	39,229	1.22	13,184,609	46,230	1.39

Total interest-bearing deposits	21,695,648	44,021	0.80	23,673,499	56,927	0.96

Repurchase agreements	6,950,000	79,059	4.45	6,950,000	79,151	4.46
Federal Home Loan Bank of New York advances	5,225,000	63,805	4.78	6,327,717	66,063	4.09

Total borrowed funds	12,175,000	142,864	4.59	13,277,717	145,214	4.28

Total interest-bearing liabilities	33,870,648	186,885	2.17	36,951,216	202,141	2.15

Noninterest-bearing liabilities:
Noninterest-bearing deposits	647,121			614,343
Other noninterest-bearing liabilities	245,583			244,554

Total noninterest-bearing liabilities	892,704			858,897

Total liabilities	34,763,352			37,810,113
Shareholders’ equity	4,703,842			4,716,932

Total Liabilities and Shareholders’ Equity	$39,467,194			$42,527,045

Net interest income/net interest rate spread (2)		$139,413	1.22		$203,288	1.80

Net interest-earning assets/net interest margin (3)	$4,620,484		1.48%	$4,072,663		2.02%

Ratio of interest-earning assets tointerest-bearing liabilities			1.14x			1.11x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.

(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $108.0 million and $133.9 million for the quarters ended September 30, 2013 and 2012, respectively.

General. Net income was $42.7 million for the third quarter of 2013 as compared to $55.9 million for the third quarter of 2012. Both basic and diluted earnings per common share were $0.09 for the third quarter of 2013 as compared to both basic and diluted earnings per share of $0.11 for the third quarter of 2012. For the third quarter of 2013, our annualized return on average shareholders’ equity was 3.63% as compared to 4.74% for the corresponding period in 2012. Our annualized return on average assets for the third quarter of 2013 was 0.43% as compared to 0.53% for the third quarter of 2012. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the third quarter of 2013.

Interest and Dividend Income. Total interest and dividend income for the third quarter of 2013 decreased $79.1 million, or 19.5%, to $326.3 million from $405.4 million for the third quarter of 2012. The decrease in total interest and dividend income was due to a decrease in the average balance of total interest-earning assets of $2.53 billion, or 6.2%, to $38.49 billion for the third quarter of 2013 from

$41.02 billion for the third quarter of 2012 as well as a decrease in the annualized weighted-average yield on total interest earning assets. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during the first nine months of 2013 as a result of the low interest rate environment and our decision not to reinvest the cash flows from repayments in low yielding, long term assets. The annualized weighted-average yield on total interest-earning assets was 3.39% for the third quarter of 2013 as compared to 3.95% for the third quarter in 2012. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.88 billion increase in the average balance of Federal funds and other overnight deposits to $3.22 billion which had an average yield of 0.23% during the third quarter of 2013.

Interest on first mortgage loans decreased $54.7 million, or 17.0%, to $266.3 million for the third quarter of 2013 from $321.0 million for the third quarter of 2012. This was primarily due to a $3.14 billion decrease in the average balance of first mortgage loans to $24.38 billion for the third quarter of 2013 from $27.52 billion for the same quarter in 2012. The decrease in interest income on mortgage loans was also due to a 30 basis point decrease in the annualized weighted-average yield to 4.37% for the third quarter of 2013 from 4.67% for the third quarter of 2012.

The decrease in the average yield earned on first mortgage loans during the three months ended September 30, 2013 was due to continued mortgage refinancing activity and the rates on newly originated mortgage loans which have been below the average yield on our portfolio, reflecting the continuation of low market rates. Consequently, the average yield on our loan portfolio continued to decline in the third quarter of 2013. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the third quarter of 2013 as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $830,000 to $2.4 million for the third quarter of 2013 from $3.2 million for the third quarter of 2012 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $42.9 million to $221.7 million for the third quarter of 2013 from $264.6 million for the third quarter of 2012 and the average yield earned decreased 56 basis points to 4.29% from 4.85% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $22.3 million to $50.9 million for the third quarter of 2013 from $73.2 million for the third quarter of 2012. This decrease was due primarily to a $2.06 billion decrease in the average balance of mortgage-backed securities to $9.97 billion for the third quarter of 2013 from $12.03 billion for the third quarter of 2012. The decrease in interest on mortgage-backed securities was also due to a 40 basis point decrease in the annualized weighted-average yield to 2.04% for the third quarter of 2013 from 2.44% for the third quarter of 2012.

The decrease in the average yield earned on mortgage-backed securities during the third quarter of 2013 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment. The decrease in the average balance of mortgage-backed securities during the third quarter of 2013 was due primarily to elevated levels of principal repayments in the current low interest rate environment.

Interest on investment securities decreased $1.5 million to $1.4 million for the third quarter of 2013 as compared to $2.9 million for the third quarter of 2012. This decrease was due to a 100 basis point decrease in the annualized weighted-average yield to 1.60% for the third quarter of 2013 from 2.60% for the third quarter of 2012. The decrease in the average yield earned reflects current market interest rates. This decrease in interest on investment securities was also due to a $109.0 million decrease in the average balance of investment securities to $344.1 million for the third quarter of 2013 as compared to $453.1 million for the third quarter of 2012. The decrease in the average balance of investment securities was due to the sale of corporate bonds with an amortized cost of $405.7 million partially offset by the purchase of $298.0 million of GSE securities.

Dividends on FHLB stock decreased $1.4 million, or 28.6%, to $3.5 million for the third quarter of 2013 from $4.9 million for the third quarter of 2012. This decrease was due primarily to a 79 basis point decrease in the average dividend yield earned to 3.99% for the third quarter of 2013 from 4.78% for the third quarter of 2012. Additionally, there was a $59.2 million decrease in the average balance of FHLB stock to $347.1 million for the third quarter of 2013 from $406.3 million for the third quarter of 2012. The decrease in the average balance of FHLB stock for the quarter ended September 30, 2013 was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds and other overnight deposits sold amounted to $1.8 million for the third quarter of 2013 as compared to $194,000 for the third quarter of 2012. The average balance of Federal funds sold and other overnight deposits amounted to $3.22 billion for the third quarter of 2013 as compared to $348.2 million for the third quarter of 2012. The yield earned on Federal funds sold and other overnight deposits was 0.23% for the 2013 third quarter and 0.22% for the 2012 third quarter. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Interest Expense. Total interest expense for the quarter ended September 30, 2013 decreased $15.2 million, or 7.5%, to $186.9 million from $202.1 million for the quarter ended September 30, 2012. This decrease was primarily due to a $3.08 billion, or 8.3%, decrease in the average balance of total interest-bearing liabilities to $33.87 billion for the quarter ended September 30, 2013 from $36.95 billion for the third quarter of 2012. The annualized weighted-average cost of total interest-bearing liabilities was 2.17% for the quarter ended September 30, 2013 as compared to 2.15% for the quarter ended September 30, 2012. The decrease in the average balance of total interest-bearing liabilities was due to a $1.98 billion decrease in the average balance of total deposits and a $1.10 billion decrease in the average balance of borrowings.

Interest expense on our time deposit accounts decreased $7.0 million to $39.2 million for the third quarter of 2013 from $46.2 million for the third quarter of 2012. The decrease in interest expense on time deposits was due to a 17 basis point decrease in the annualized weighted-average cost to 1.22% for the third quarter of 2013 compared with 1.39% for the third quarter of 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $416.5 million decrease in the average balance of time deposit accounts to $12.77 billion for the third quarter of 2013 from $13.18 billion for the third quarter of 2012. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $4.5 million to $2.8 million for the third quarter of 2013 from $7.3 million for the third quarter of 2012. This was due primarily to a decrease in the annualized weighted-average cost of 21 basis points to 0.19% for the third quarter of 2013 from 0.40% for the third quarter of 2012. In addition, the average balance of money market accounts decreased $1.56 billion to $5.71 billion for the third quarter of 2013 as compared to $7.27 billion for the third quarter of 2012. The decrease in our money market accounts reflects lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction. Interest expense on our interest-bearing transaction accounts decreased $1.2 million to $1.6 million for the third quarter of 2013 from $2.8 million for the third quarter of 2012. The decrease is due to a 20 basis point decrease in the annualized weighted-average cost to 0.29% for the third quarter of 2013 as compared to 0.49% for the third quarter of 2012. In addition, the average balance of interest-bearing transaction accounts decreased $64.8 million to $2.22 billion for the third quarter of 2013 as compared to $2.29 billion for the third quarter of 2012.

The decrease in the average cost of deposits for the third quarter of 2013 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on borrowed funds decreased $2.3 million to $142.9 million for the third quarter of 2013 from $145.2 million for the third quarter of 2012. This decrease was due to a $1.10 billion decrease in the average balance of borrowed funds to $12.18 billion for the third quarter of 2013 from $13.28 billion for the third quarter of 2012. This decrease was partially offset by a 31 basis point increase in the annualized weighted-average cost of borrowed funds to 4.59% for the third quarter of 2013 from 4.28% for the third quarter of 2012 as lower cost borrowings matured during the fourth quarter of 2012.

Borrowings amounted to $12.18 billion at September 30, 2013 with an average cost of 4.59%. There are no scheduled maturities during the next 12 months.

At September 30, 2013 we had $7.48 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $63.9 million, or 31.4%, to $139.4 million for the third quarter of 2013 from $203.3 million for the third quarter of 2012. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and an increase in the average balance of Federal funds sold and other overnight deposits. Our interest rate spread decreased to 1.22% for the third quarter of 2013 as compared to 1.38% for the linked second quarter of 2013 and 1.80% for the third quarter of 2012. Our net interest margin was 1.48% for the third quarter of 2013 as compared 1.64% for the linked second quarter of 2013 and 2.02% for the third quarter of 2012.

The decreases in our interest rate spread and net interest margin for the third quarter of 2013 are primarily due to repayments of higher yielding assets due to the low interest rate environment and a $2.88 billion increase in the average balance of Federal funds and other overnight deposits, which yielded 0.23% during this same period. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. The provision for loan losses amounted to $4.0 million for the quarter ended September 30, 2013 as compared to $20.0 million for the quarter ended September 30, 2012. The ALL amounted to $291.0 million at September 30, 2013 and $302.3 million at December 31, 2012. The decrease in the provision for loan losses for the quarter ended September 30, 2013 is due primarily to improving home prices, a decrease in the size of the loan portfolio, a decrease in charge-offs and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the third quarter of 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first nine months of 2013, the average LTV ratio for our first mortgage loan originations was 58.6%. The average LTV ratio for our total first mortgage loan portfolio was 58.9% at September 30, 2013, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the third quarter of 2013, we concluded that home values in our primary lending markets have increased approximately 3% since the third quarter of 2012.

Economic conditions in our primary market area continued to improve modestly during the first nine months of 2013 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.07 billion at September 30, 2013 as compared to $1.16 billion at December 31, 2012 and $1.14 billion at September 30, 2012. Non-performing loans at September 30, 2013 included $1.06 billion of one- to four-family first mortgage loans as compared to $1.15 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.36% at September 30, 2013 as compared to 4.29% at December 31, 2012 and 4.12% at September 30, 2012. Loans delinquent 30 to 59 days amounted to $318.8 million at September 30, 2013 as compared to $393.8 million at December 31, 2012 and $413.2 million at September 30, 2012. Loans delinquent 60 to 89 days amounted to $154.6 million at September 30, 2013 as compared to $239.3 million at December 31, 2012 and $212.1 million at September 30, 2012. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $159.7 million to $473.4 million at September 30, 2013 from $633.1 million at December 31, 2012 and decreased $151.9 million from $625.3 million at September 30, 2012. Foreclosed real estate amounted to $65.7 million at September 30, 2013 as compared to $47.3 million at December 31, 2012, and $45.3 million at September 30, 2012. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At September 30, 2013, the ratio of the ALL to non-performing loans was 27.17% as compared to 26.01% at December 31, 2012 and 25.51% at September 30, 2012. The ratio of the ALL to total loans was 1.19% at September 30, 2013 as compared to 1.12% at December 31, 2012 and 1.05% at September 30, 2012. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there are not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries amounted to $10.3 million for the third quarter of 2013 as compared to $16.3 million for the second quarter of 2013 and $16.3 million for the third quarter of 2012. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $346,000 for the third quarter of 2013 as compared to a net gain of $13,000 for the third quarter of 2012. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate, calculated without regard for previous charge-offs and write-downs, was 19% for the nine months ended September 30, 2013 as compared to 26% for 2012.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at September 30, 2013, 83.9% of our loan portfolio and 76.6% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 14.2% at September 30, 2013 compared to 14.3% at December 31, 2012.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first nine months of 2013. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at September 30, 2013 was 58.9%, using appraised values at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76.6% of our non-performing loans were located at September 30, 2013, by approximately 22% from the peak of the market in 2006 through July 2013 and by 23% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 74.3% at September 30, 2013. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $10.3 million for the third quarter of 2013 as compared to net charge-offs of $16.3 million for the third quarter of 2012. Net charge-offs as a percentage of average loans was 0.17% for the quarter ended September 30, 2013 as compared to 0.24% for the quarter ended September 30, 2012. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings.

Due to the unprecedented level of foreclosures and the desire by most states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure ranging from 30 to 36 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 68.6% of our non-performing loans are located. However, for loans that have been in the foreclosure process for over 30 months, we are beginning to see an increased volume of completed foreclosures. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At September 30, 2013 and December 31, 2012, commercial and construction loans evaluated for impairment amounted to $8.7 million and $13.4 million, respectively. Based on this evaluation, we established an ALL of $527,000 for these loans classified as impaired at September 30, 2013 compared to $1.6 million at December 31, 2012.

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

Non-Interest Income. Total non-interest income was $13.5 million for the third quarter of 2013 as compared to $3.0 million for the third quarter of 2012. Included in non-interest income for the third quarter of 2013 was a $10.6 million gain on the sale of mortgage-backed securities with an amortized cost of $150.3 million. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts. There were no securities sales for the quarter ended September 30, 2012.

Non-Interest Expense. Total non-interest expense decreased $15.4 million to $78.5 million for the third quarter of 2013 from $93.9 million for the same period in 2012. This decrease was due to an $11.4 million decrease in Federal deposit insurance expense and a $5.7 million decrease in other non-interest expenses partially offset by a $919,000 increase in compensation and benefits.

Compensation and employee benefit costs increased $919,000, or 2.7%, to $34.8 million for the third quarter of 2013 as compared to $33.9 million for the same period in 2012. The increase in compensation and employee benefit costs is primarily due to an increase of $492,000 in compensation costs to $20.9 million and a $460,000 increase in stock benefit plan expense to $5.0 million. The increase in compensation costs reflects a number of factors, including normal salary increases. These increases were partially offset by a $130,000 decrease in pension costs. At September 30, 2013, we had 1,525 full-time equivalent employees as compared to 1,608 at September 30, 2012.

For the quarter ended September 30, 2013, Federal deposit insurance expense decreased $11.4 million, or 37.7%, to $18.9 million from $30.3 million for the quarter ended September 30, 2012. The decrease in Federal deposit insurance expense for the quarter ended September 30, 2013 is primarily due to the reduction in the size of our balance sheet and a decrease in our deposit assessment rate.

Other expenses decreased $5.7 million for the quarter ended September 30, 2013 to $15.5 million as compared to $21.2 million for the third quarter of 2012. This decrease was due primarily to Merger-related professional fees of $6.1 million that were paid during the third quarter of 2012.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $346,000 for the third quarter of 2013 as compared to a net gain of $13,000 for the third quarter of 2012. We sold 61 properties during the third quarter of 2013 and had 180 properties in foreclosed real estate with a carrying value of $65.7 million, 23 of which were under contract to sell as of September 30, 2013. For the third quarter of 2012, we sold 46 properties and had 134 properties in foreclosed real estate, of which 39 were under contract to sell as of September 30, 2012. Also included in other non-interest expense were holding costs associated with foreclosed real estate which amounted to $4.0 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively.

Income Taxes. Income tax expense amounted to $27.7 million for the third quarter of 2013 compared with an income tax expense of $36.5 million for the same quarter in 2012. Our effective tax rate for the third quarter of 2013 was 39.28% compared with 39.49% for the third quarter of 2012.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2013 and 2012. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Nine Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$25,251,005	$844,571	4.46%	$28,004,580	$999,745	4.76%
Consumer and other loans	232,984	7,693	4.40	275,725	9,810	4.74
Federal funds sold and other overnight deposits	2,618,817	4,676	0.24	662,282	1,200	0.24
Mortgage-backed securities at amortized cost	9,988,792	164,488	2.20	12,346,343	246,565	2.66
Federal Home Loan Bank stock	350,429	11,190	4.26	445,063	18,878	5.66
Investment securities, at amortized cost	439,080	7,254	2.20	423,305	8,683	2.74

Total interest-earning assets	38,881,107	1,039,872	3.57	42,157,298	1,284,881	4.06

Noninterest-earnings assets (4)	1,120,881			1,504,426

Total Assets	$40,001,988			$43,661,724

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	978,388	1,482	0.20	$904,911	2,164	0.32
Interest-bearing transaction accounts	2,243,344	5,601	0.33	2,154,919	9,401	0.58
Money market accounts	6,143,355	12,356	0.27	7,853,938	29,129	0.50
Time deposits	12,888,825	120,325	1.25	13,336,544	145,751	1.46

Total interest-bearing deposits	22,253,912	139,764	0.84	24,250,312	186,445	1.03

Repurchase agreements	6,950,000	234,396	4.45	6,950,000	235,349	4.45
Federal Home Loan Bank of New York advances	5,225,000	189,063	4.77	7,002,024	201,428	3.78

Total borrowed funds	12,175,000	423,459	4.59	13,952,024	436,777	4.11

Total interest-bearing liabilities	34,428,912	563,223	2.16	38,202,336	623,222	2.15

Noninterest-bearing liabilities:
Noninterest-bearing deposits	578,883			547,318
Other noninterest-bearing liabilities	262,631			246,064

Total noninterest-bearing liabilities	841,514			793,382

Total liabilities	35,270,426			38,995,718
Shareholders’ equity	4,731,562			4,666,006

Total Liabilities and Shareholders’ Equity	$40,001,988			$43,661,724

Net interest income/net interest rate spread (2)		$476,649	1.41		$661,659	1.91

Net interest-earning assets/net interest margin (3)	$4,452,195		1.65%	$3,954,962		2.11%

Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.10x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $99.6 million and $121.9 million for the nine months ended September 30, 2013 and 2012, respectively.

General. Net income was $139.4 million for the nine months ended September 30, 2013 as compared to $201.2 million for the nine months ended September 30, 2012. Both basic and diluted earnings per common share were $0.28 for the nine months ended September 30, 2013 as compared to basic and diluted earnings per share of $0.41 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our annualized return on average shareholders’ equity was 3.93%, compared with 5.75% for the corresponding period in 2012. Our annualized return on average assets for the nine months ended September 30, 2013 was 0.46% as compared to 0.61% for the nine months ended September 30, 2012.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2013 decreased $245.0 million, or 19.1%, to $1.04 billion from $1.28 billion for the nine months ended September 30, 2012. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $3.28 billion, or 7.8%, to $38.88 billion for the first nine months of 2013 from $42.16 billion for the same period in 2012. The decrease in total interest and dividend income was also due to a decrease of 49 basis points in the annualized weighted-average yield on total interest-earning assets to 3.57% for the nine months ended September 30, 2013 from 4.06% for the same period in 2012.

The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during the fourth quarter of 2012 and the first nine months of 2013 as a result of the low interest rate environment and our decision not to reinvest the cash flows from repayments in low yielding, long term assets. The decrease in the annualized weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $1.96 billion increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.24% during the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, interest on first mortgage loans decreased $155.1 million, or 15.5%, to $844.6 million from $999.7 million for the nine months ended September 30, 2012. This was primarily due to a $2.75 billion decrease in the average balance of first mortgage loans to $25.25 billion for the nine months ended September 30, 2013 from $28.00 billion for the nine months ended September 30, 2012. The decrease in interest income on mortgage loans was also due to a 30 basis point decrease in the annualized weighted-average yield to 4.46% for the nine months ended September 30, 2013 from 4.76% for the nine months ended September 30, 2012.

The decrease in the average yield earned on first mortgage loans during the nine months ended September 30, 2013 was due to continued mortgage refinancing activity and the rates on newly originated mortgage loans which have been below the average yield on our portfolio, reflecting the continuation of low market rates. Consequently, the average yield on our loan portfolio continued to decline during the first nine months of 2013. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $2.1 million to $7.7 million for the nine months ended September 30, 2013 from $9.8 million for the nine months ended September 30, 2012. The average balance of consumer and other loans decreased $42.7 million to $233.0 million for the first nine months of 2013 from $275.7 million for the first nine months of 2012 and the average yield earned decreased 34 basis points to 4.40% from 4.74% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $82.1 million to $164.5 million for the nine months ended September 30, 2013 from $246.6 million for the nine months ended September 30, 2012. This decrease was due primarily to a $2.36 billion decrease in the average balance of mortgage-backed securities to $9.99 billion during the nine months ended September 30, 2013 from $12.35 billion for the same period in 2012. The decrease in interest on mortgage-backed securities was also due to a 46 basis point decrease in the annualized weighted-average yield to 2.20% for the 2013 nine month period from 2.66% for the same period in 2012.

The decrease in the average yield earned on mortgage-backed securities during the nine months ended September 30, 2013 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment. The decrease in the average balance of mortgage-backed securities during the first nine months of 2013 was due primarily to elevated levels of principal repayments in the current low interest rate environment.

For the nine months ended September 30, 2013, interest on investment securities decreased $1.4 million to $7.3 million as compared to $8.7 million for the nine months ended September 30, 2012. This decrease was due to a 54 basis point decrease in the annualized weighted-average yield to 2.20% for the first nine months of 2013 from 2.74% for the same period in 2012. The decrease in the average yield earned reflects current market interest rates. This decrease was partially offset by a $15.8 million increase in the average balance of investment securities to $439.1 million for the first nine months of 2013 as compared to $423.3 million for the first nine months of 2012.

Dividends on FHLB stock decreased $7.7 million, or 40.7%, to $11.2 million for the nine months ended September 30, 2013 from $18.9 million for the comparable period in 2012. The decrease was primarily due to a 140 basis point decrease in the average dividend yield earned to 4.26% for the nine months ended September 30, 2013 from 5.66% for the same period in 2012. The decrease in dividends on FHLB stock was also due to a $94.7 million decrease in the average balance of FHLB stock to $350.4 million for the first nine months of 2013 as compared to $445.1 million for the same period in 2012.

Interest on Federal funds sold amounted to $4.7 million for the nine months ended September 30, 2013 as compared to $1.2 million for the same period in 2012. The average balance of Federal funds sold amounted to $2.62 billion for the first nine months of 2013 as compared to $662.3 million for the same period in 2012. The yield earned on Federal funds sold was 0.24% for both the nine months ended September 30, 2013 and 2012, respectively. The increase in the average balance of Federal funds and other overnight deposits for the nine months ended September 30, 2013 was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Interest Expense. For the nine months ended September 30, 2013 total interest expense decreased $60.0 million, or 9.6%, to $563.2 million from $623.2 million for the nine months ended September 30, 2012. This decrease was primarily due to a $3.77 billion, or 9.9%, decrease in the average balance of total interest-bearing liabilities to $34.43 billion for the nine months ended September 30, 2013 from $38.20 billion for the nine months ended September 30, 2012. The annualized weighted-average cost of total interest-bearing liabilities was 2.16% for the nine months ended September 30, 2013 as compared to 2.15% for the nine months ended September 30, 2012. The decrease in the average balance of total interest-bearing liabilities was due to a $2.00 billion decrease in the average balance of total deposits and a $1.78 billion decrease in the average balance of borrowings.

Interest expense on our time deposit accounts decreased $25.5 million to $120.3 million for the nine months ended September 30, 2013 from $145.8 million for the nine months ended September 30, 2012. This decrease was due to a 21 basis point decrease in the annualized weighted-average cost to 1.25% for the nine months ended September 30, 2013 compared with 1.46% for the nine months ended September 30, 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decrease was also due to a $447.7 million decrease in the average balance of time deposit accounts to $12.89 billion for the nine months ended September 30, 2013 from $13.34 billion for the same period in 2012. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $16.7 million to $12.4 million for the nine months ended September 30, 2013 from $29.1 million for the same period in 2012. This decrease was due to a decrease in the annualized weighted-average cost of 23 basis points to 0.27% for the nine months ended September 30, 2013 compared with 0.50% for the same period in 2012. This decrease was also the result of a $1.71 billion decrease in the average balance of money market accounts to $6.14 billion for the nine months ended September 30, 2013 from $7.85 billion for the nine months ended September 30, 2012. The decrease in our money market accounts reflects lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction. Interest expense on our interest-bearing transaction accounts decreased $3.8 million to $5.6 million for the nine months ended September 30, 2013 from $9.4 million for the same period in 2012. The decrease is due to a 25 basis point decrease in the annualized weighted-average cost to 0.33% for the nine months ended September 30, 2013 compared with 0.58% for the same period in 2012. The effect of the decrease in the weighted average cost was partially offset by an $88.4 million increase in the average balance of interest-bearing transaction accounts to $2.24 billion for the nine months ended September 30, 2013 as compared to $2.15 billion for the same period in 2012.

The decrease in the average cost of deposits for the first nine months of 2013 reflected lower market interest rates and our decision to lower deposit rates to continue our balance sheet reduction.

For the nine months ended September 30, 2013 interest expense on borrowed funds decreased $13.3 million to $423.5 million as compared to $436.8 million for the nine months ended September 30, 2012. This decrease was due to a $1.77 billion decrease in the average balance of borrowed funds to $12.18 billion for the first nine months of 2013 from $13.95 billion for the first nine months of 2012. This decrease was partially offset by a 48 basis point increase in the annualized weighted-average cost of borrowed funds to 4.59% for the first nine months of 2013 as compared to 4.11% for the first nine months of 2012. The decrease in the average balance of borrowings was due primarily to the maturity of $3.45 billion of borrowings during 2012, including $3.0 billion of short-term borrowings which were not replaced with new borrowings. These short-term borrowings had considerably lower interest rates than the remaining borrowings and, consequently, as the borrowings matured, the overall weighted average cost of the remaining borrowings increased.

Net Interest Income. Net interest income decreased $185.1 million, or 28.0%, to $476.6 million for the nine months ended September 30, 2013 from $661.7 million for the nine months ended September 30, 2012. Our interest rate spread decreased 50 basis points to 1.41% for the nine months ended September 30,

2013 from 1.91% for the nine months ended September 30, 2012. Our net interest margin decreased 46 basis points to 1.65% for the nine months ended September 30, 2013 from 2.11% for the same period in 2012. The decrease in our interest rate spread and net interest margin was primarily due to repayments of higher yielding assets due to the low interest rate environment and the lack of attractive reinvestment opportunities due to the low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Provision for Loan Losses. The provision for loan losses amounted to $36.5 million for the nine months ended September 30, 2013 as compared to $70.0 million for the nine months ended September 30, 2012. The ALL amounted to $291.0 million at September 30, 2013 and $302.3 million at December 31, 2012. The decrease in our provision for loan losses for the nine months ended September 30, 2013 was due primarily to improving home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first nine months of 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $25.6 million for the first nine months of 2013 as compared to $8.7 million for the same period in 2012. Included in non-interest income for the first nine months 2013 was a $7.2 million gain on the sale of corporate bonds with an amortized cost of $405.7 million and a $10.6 million gain on the sale of $150.3 million of mortgage-backed securities. There were no securities sales for the nine months ended September 30, 2012.

Non-Interest Expense. Total non-interest expense amounted to $236.4 million for the nine months ended September 30, 2013 as compared to $269.0 million for the nine months ended September 30, 2012.

Compensation and employee benefit costs increased $2.6 million, or 2.7%, to $99.0 million for the nine months ended September 30, 2013 as compared to $96.4 million for the same period in 2012. The increase in compensation costs is primarily due to an increase of $1.7 million in stock benefit plan expense to $12.5 million and an increase of $1.1 million in compensation costs to $59.8 million. The increase in compensation costs reflects normal salary increases and payments related to employee departures. The increases were partially offset by decreases of $282,000 in health plan expenses and $307,000 in pension costs. At September 30, 2013, we had 1,525 full-time equivalent employees as compared to 1,622 at December 31, 2012 and 1,608 at September 30, 2012.

For the nine months ended September 30, 2013 Federal deposit insurance expense decreased $31.4 million, or 33.5%, to $62.5 million from $93.9 million for the nine months ended September 30, 2012. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Other expenses decreased $6.0 million for the nine months ended September 30, 2013 to $46.9 million as compared to $52.9 million for the same period in 2012. This decrease was due primarily to Merger-related professional fees of $6.1 million that were paid during the third quarter of 2012.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $753,000 for the nine months ended September 30, 2013 as compared to a net loss of $1.3 million for the comparable period in 2012. We sold 152 properties during the first nine months of 2012 as compared to 150 properties for the same period in 2012. Also included in other non-interest expense were holding costs associated with foreclosed real estate which amounted to $10.3 million and $6.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes. Income tax expense amounted to $90.0 million for the nine months ended of 2013 compared with an income tax expense of $130.1 million for the same quarter in 2012. Our effective tax rate was 39.23% for the nine months ended of September 30, 2013 and 39.46% for the nine months ended September 30, 2012.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	September 30, 2013		December 31, 2012
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$19,737,596	80.40%	$21,633,889	79.85%
Interest-only	3,872,114	15.77	4,485,875	16.56
FHA/VA	695,652	2.83	687,172	2.54
Multi-family and commercial	27,010	0.11	32,259	0.12
Construction	295	—	4,669	0.02

Total first mortgage loans	24,332,667	99.11	26,843,864	99.09

Consumer and other loans
Fixed-rate second mortgages	88,505	0.36	106,239	0.39
Home equity credit lines	109,478	0.45	119,872	0.44
Other	19,947	0.08	20,904	0.08

Total consumer and other loans	217,930	0.89	247,015	0.91

Total loans	24,550,597	100.00%	27,090,879	100.00%

Deferred loan costs	103,371		97,534
Allowance for loan losses	(291,007)		(302,348)

Net loans	$24,362,961		$26,886,065

At September 30, 2013, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 56.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at September 30, 2013 are interest-only loans of approximately $3.87 billion, or 15.8% of total loans, as compared to $4.49 billion, or 16.6% of total loans, at December 31, 2012. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life.

These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $142.3 million, or 13.3%, of non-performing loans at September 30, 2013 as compared to non-performing interest-only loans of $182.2 million, or 15.7%, of non-performing loans at December 31, 2012.

In addition to our full documentation loan program, we originate and have in the past purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. We require applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and request income, asset and credit history information from the borrower. Additionally, we verify asset holdings and obtain credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories usually do not qualify for the reduced documentation processing, although delinquencies that are adequately explained will not prohibit processing as a reduced documentation loan. We reserve the right to verify income and do require asset verification but we may elect not to verify or corroborate certain income information where we believe circumstances warrant. We collect and analyze data relating to reduced documentation loans that we originate. As part of our wholesale loan program, we allowed sellers to include reduced documentation loans in each pool of purchased mortgage loans but generally limited the amount of these loans to be no more than 10% of the principal balance of the purchased pool. In addition, these loans must have had a maximum LTV ratio of 70% and meet other characteristics such as maximum loan size. However, we have not tracked purchased reduced documentation loans on our mortgage loan system. We have not purchased any loans of this nature since 2010 when the program was eliminated. Included in our loan portfolio at September 30, 2013 are $4.05 billion of originated amortizing reduced documentation loans and $810.7 million of originated reduced documentation interest-only loans. Non-performing loans at September 30, 2013 include $156.6 million of originated amortizing reduced documentation loans and $45.7 million of originated interest-only reduced documentation loans. Included in our loan portfolio at December 31, 2012 were $3.98 billion of originated amortizing reduced documentation loans and $901.0 million of originated reduced documentation interest-only loans. Non-performing loans at December 31, 2012 included $153.5 million of originated amortizing reduced documentation loans and $63.8 million of originated interest-only reduced documentation loans.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At September 30, 2013		At December 31, 2012
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans

New Jersey	42.4%	45.0%	43.0%	47.9%
New York	26.7	23.6	24.7	22.0
Connecticut	14.8	8.0	14.7	7.1

Total New York metropolitan area	83.9	76.6	82.4	77.0

Pennsylvania	4.9	2.3	4.8	1.9
Virginia	2.0	2.4	2.0	2.6
Illinois	1.7	4.9	2.0	4.2
Maryland	1.7	4.5	2.4	4.6
All others	5.8	9.3	6.4	9.7

Total Outside New York metropolitan area	16.1	23.4	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Non-accrual loans:
One-to four-family amortizing loans	$635,694	$732,126
One-to four-family interest-only loans	125,733	179,540
Troubled debt restructurings	167,904	107,319
Multi-family and commercial mortgages	1,871	1,688
Construction loans	295	4,669
Consumer and other loans	5,837	7,632

Total non-accrual loans	937,334	1,032,974
Accruing loans delinquent 90 days or more (1)	133,862	129,553

Total non-performing loans	1,071,196	1,162,527
Foreclosed real estate, net	65,706	47,322

Total non-performing assets	$1,136,902	$1,209,849

Non-performing loans to total loans	4.36%	4.29%
Non-performing assets to total assets	2.90	2.98

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement. Restructured accruing loans totaled $143.7 million at September 30, 2013 and $107.8 million at December 31, 2012.

The following table is a comparison of our delinquent loans at September 30, 2013 and December 31, 2012:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
At September 30, 2013
One- to four- family first mortgages:
Amortizing	682	$239,504	345	$122,647	2,406	$785,278
Interest-only	55	39,189	26	19,495	256	142,321
FHA/VA first mortgages	162	30,388	57	11,634	562	133,862
Multi-family and commercial mortgages	5	6,759	—	—	4	3,189
Construction loans	—	—	—	—	1	295
Consumer and other loans	34	2,977	11	790	59	6,251

Total	938	$318,817	439	$154,566	3,288	$1,071,196

Delinquent loans to total loans		1.30%		0.63%		4.36%

At December 31, 2012
One- to four- family first mortgages:
Amortizing	805	$299,454	494	$189,205	2,521	$836,403
Interest-only	83	58,004	43	29,609	307	182,239
FHA/VA first mortgages	154	27,668	74	16,828	525	129,553
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688
Construction loans	—	—	—	—	3	4,669
Consumer and other loans	35	2,241	9	447	71	7,975

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527

Delinquent loans to total loans		1.45%		0.88%		4.29%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Loans modified in a troubled debt restructuring totaled $311.6 million at September 30, 2013 of which $25.4 million were 30 to 59 days past due, $8.7 million were 60 to 89 days past due and $167.9 million were 90 days or more past due and were included in non-accrual loans. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreement. We discontinue accruing interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $19.2 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first nine months of 2013 for which we ceased accruing interest. At December 31, 2012, loans modified in a troubled debt restructuring totaled $215.1 million of which $29.0 million were 30 to 59 days past due, $14.3 million were 60 to 89 days past due and $107.3 million were 90 days or more past due and are included in non-accrual loans.

The increase in troubled debt restructurings was primarily due to an expansion of loan modification programs offered by the Bank pursuant to a Loan Modification Policy that became effective during the first quarter of 2012. In addition, based on recent regulatory guidance, as of September 30, 2013 we classified $180.3 million of loans to borrowers that have completed a Chapter 7 bankruptcy as troubled debt restructurings as compared to $115.4 million at December 31, 2012.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of nine months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed

Chapter 13 bankruptcy status, loans to borrowers that have completed Chapter 7 bankruptcy and other repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows.

Troubled debt restructurings are summarized as follows:

	September 30, 2013			December 31, 2012
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In thousands)

Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	886	$304,544	$270,506	633	$224,798	$197,392
Interest-only	55	35,242	31,596	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	24	2,672	2,486	16	2,011	2,009

Total	967	$349,487	$311,617	666	$242,440	$215,091

Foreclosed real estate amounted to $65.7 million and $47.3 million at September 30, 2013 and December 31, 2012, respectively. During the first nine months of 2013, we sold 152 properties as compared to 150 properties during the first nine months of 2012. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $753,000 for the nine months ended September 30, 2013 as compared to a net loss of $1.3 million for the comparable period in 2012.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$297,288	$287,901	$302,348	$273,791

Provision for loan losses	4,000	20,000	36,500	70,000
Charge-offs:
First mortgage loans	(18,046)	(20,882)	(65,877)	(67,281)
Consumer and other loans	(3)	(131)	(454)	(244)

Total charge-offs	(18,049)	(21,013)	(66,331)	(67,525)
Recoveries	7,768	4,685	18,490	15,307

Net charge-offs	(10,281)	(16,328)	(47,841)	(52,218)

Balance at end of period	$291,007	$291,573	$291,007	$291,573

Allowance for loan losses to total loans	1.19%	1.05%	1.19%	1.05
Allowance for loan losses to non-performing loans	27.17	25.51	27.17	25.51
Net charge-offs as a percentage of average loans (1)	0.17	0.24	0.25	0.25

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At September 30, 2013		At December 31, 2012
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$286,722	99.00%	$325,270	98.95%
Other first mortgages	961	0.11	990	0.14

Total first mortgage loans	287,683	99.11	298,149	99.09

Consumer and other loans	3,324	0.89	4,645	0.91

Total allowance for loan losses	$291,007	100.00%	$302,348	100.00%

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposits and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $2.93 billion during the first nine months of 2013 as compared to $3.92 billion during the first nine months of 2012. Principal repayments on loans amounted to $5.32 billion and $5.38 billion for those same respective periods. Refinancing activity caused by low market interest rates have caused repayments to remain elevated during the first nine months of 2013. At September 30, 2013, commitments to originate and purchase mortgage loans amounted to $306.8 million and $275,000 respectively, as compared to $670.0 million and $140,000 respectively, at September 30, 2012.

Purchases of mortgage-backed securities during the nine months ended September 30, 2013 were $1.67 billion as compared to $1.47 billion during the same period in 2012. Principal repayments on mortgage-backed securities amounted to $2.66 billion for the nine months ended September 30, 2013 as compared to $2.74 billion for the nine months ended September 30, 2012. Proceeds from sales of mortgage-backed securities during the nine months ended September 30, 2013, were $160.9 million.

During the first nine months of 2013, purchases of investment securities amounted to $298.0 million as compared to $407.8 million for the same period in 2012. There were no calls of investment securities during the first nine months of 2013 as compared to $500.0 million of calls of investment securities during the first nine months of 2012. Proceeds from sales of corporate bonds during the nine months ended September 30, 2013, were $412.9 million.

At September 30, 2013, mortgage-backed securities and investment securities with an amortized cost of $8.23 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $1.74 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the nine months ended September 30, 2013, we had net redemptions of $9.4 million of FHLB common stock as compared to $120.3 million for the same period in 2012.

During the first nine months of 2013, Federal funds sold and other overnight deposits increased $2.94 billion to $3.60 billion. The increase in Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $1.40 billion during the first nine months of 2013 as compared to a decrease of $1.49 billion for the first nine months of 2012. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Our deposit rates remained at low levels during the first nine months of 2013 to continue our balance sheet reduction. At September 30, 2013, time deposits scheduled to mature within one year totaled $8.01 billion with an average cost of 0.80%. These time deposits are scheduled to mature as follows: $2.80 billion with an average cost of 0.67% in the fourth quarter of 2013, $2.18 billion with an average cost of 0.82% in the first quarter of 2014, $1.68 billion with an average cost of 0.91% in the second quarter of 2014 and $1.35 billion with an average cost of 0.93% in the third quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. At September 30, 2013 we had $7.68 billion of structured putable borrowings with a weighted-average rate of 4.46%. Structured putable borrowings with put dates within one year amounted to $7.48 billion at September 30, 2013. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. At September 30, 2013 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our remaining borrowings are fixed-rate, fixed maturity borrowings of $4.50 billion with a weighted-average rate of 4.81% at September 30, 2013. There are no borrowings with scheduled maturities within the next twelve months.

Our liquidity management process is structured to meet our daily funding needs and to cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the nine months ended September 30, 2013 were $79.6 million as compared to $119.1 million for the corresponding period in 2012. We did not purchase any of our common shares during the first nine months September 30, 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At September 30, 2013, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At September 30, 2013, Hudson City Bancorp had total cash and due from banks of $132.7 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At September 30, 2013, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.57%, 10.57% and 24.40%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements. In July 2013, the Agencies issued rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations. For additional information, see Part II, Item 1A, “Risk Factors,” in our June 30, 2013 Form 10-Q.

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase mortgage loans, and to purchase mortgage-backed securities. We are also obligated under a number of non-cancellable operating leases.

The following table reports the amounts of our contractual obligations as of September 30, 2013.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Mortgage loan originations	$306,821	$306,821	$—	$—	$—
Mortgage loan purchases	275	275	—	—	—
Repayment of borrowed funds	12,175,000	—	3,250,000	3,025,000	5,900,000
Operating leases	144,087	10,636	20,850	19,828	92,773

Total	$12,626,183	$317,732	$3,270,850	$3,044,828	$5,992,773

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $154.2 million, $1.7 million, and $2.4 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. During the first nine months of 2013, the commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 90 days and 60 days, respectively.

Critical Accounting Policies

Note 2 to our Audited Consolidated Financial Statements, included in our 2012 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at September 30, 2013. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2013. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At September 30, 2013, approximately 84% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Illinois and Maryland, accounted for 5%, 2%, 2%, and 2%, respectively of total loans. The remaining 5% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and the potential for future declines in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four-family first mortgage loans during the three months and nine months ended September 30, 2013. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards in accordance with ASC 718-10. We made annual grants of performance-based stock options and stock unit awards that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures. We made grants of stock units in 2012 for which the sizes of the awards depend in part on market conditions based on the performance of our common stock. In accordance with ASC 718-10-30-15, we include the impact of these market conditions when estimating the grant date fair value of the awards. In accordance with ASC 718-10-55-61, we recognize compensation cost for these awards if service conditions are satisfied, even if the market condition is not satisfied.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.15% was selected for the December 31, 2012 measurement date and for the 2013 expense calculation.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first nine months of 2013.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $153.5 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2013. The Company announced the Merger in the third quarter of 2012. Based on the average actual closing price of our common stock and the average implied price, based on the terms of the Merger Agreement, for the period from the Merger announcement date, August 24, 2012, through June 30, 2013, the fair value of the Company would be between $4.23 billion and $4.35 billion. Since these amounts were less than the reported amount of shareholders’ equity, we performed Step 2 of the goodwill impairment test.

For Step 2 of the goodwill impairment test, we compared the fair value of the Company based on the merger price with the fair value of the assets and liabilities of the Company to calculate an implied goodwill. Based on our Step 2 analysis, the implied goodwill of the Company exceeded the carrying value of goodwill.

Based on the results of the goodwill impairment analyses we performed during 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the nine months ended September 30, 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. If the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In the event the market price of Hudson City Bancorp common stock does so decline, we may be required to recognize a goodwill impairment charge. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2012 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of September 30, 2013.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2013 and did not have any such hedging transactions in place at September 30, 2013. Our mortgage loan and mortgage-backed security portfolios, which comprise approximately 87% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known and potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate and variable rate first and second mortgage loans. Additionally, the bank holds sizable positions in variable-rate or hybrid-rate mortgage-backed securities. As of September 30, 2013, approximately 56% of our first mortgage loans had fixed interest rates while approximately 82% of our mortgage-backed securities had contractual rate adjustments features. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for longer-term hybrid (5- to 10-year periods of no rate adjustment, adjustable annually thereafter) and fixed-rate mortgage loans. These longer term hybrid and fixed-rate interest earning assets may have an adverse impact on our earnings in a rising rate environment as the interest rate on these interest-earning assets would not reprice to current market interest rates as fast as the interest rates on our interest-bearing deposits.

In the past several years, we have attempted to originate and purchase a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. Variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. These variable-rate instruments are more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would help mitigate our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned on the mortgage loan will increase, albeit with some lag, as prevailing market rates increase. However, this strategy to originate a higher percentage of variable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate, interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Variable-rate/hybrid products constituted 77% of loan originations and purchases and 50% of mortgage-backed security purchases year-to-date. In the aggregate, 66% of our mortgage-related asset originations and purchases were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 45% as of September 30, 2013 compared with 47% as of December 31, 2012. The slight decrease in this ratio reflects the higher percentage of variable-rate/hybrid instruments originated and purchased during 2013. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $8.75 billion of interest-bearing non-maturity deposits, and $8.01 billion of time deposits scheduled to mature within the next 12 months. Borrowings, advances from the Federal Home Loan Bank of NY and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of September 30, 2013, these borrowings totaled $12.18 billion, $7.68 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion quarterly putable borrowings, $2.68 billion with a weighted average rate of 4.40% could be put back to the Bank during the next three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

The $4.35 billion of one-time putable borrowings, with a weighted average rate of 4.51%, were placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings; of these, $1.08 billion are putable during the fourth quarter of 2013. We believe, given current market conditions, that it is not probable that any of these borrowings would be put back to us unless interest rates were to increase by at least 250 basis points.

There are $4.5 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.81%. None of these borrowings are schedule to mature before 2015.

The difference between rates on the yield curve, impacts our net interest income. As a result of our investment and financing decisions, the steeper the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During the first nine months of 2013, a more stable economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a modestly steeper yield curve.

The FOMC noted that economic activity has been expanding at a moderate pace. The FOMC also noted that some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate remains elevated. Household spending and business fixed investment advanced, and the housing sector has been strengthening, but mortgage rates have risen further and fiscal policy is restraining economic growth. The national unemployment rate decreased to 7.2% in September 2013 from 7.8% in December 2012 and 7.8% in September 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the third quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%, inflation in the one to two year timeframe is projected to be no more than a half percentage point above the FOMC’s 2% longer-run goal, and longer-term inflation expectations continue to be well anchored.

The FOMC continued its accommodative monetary policy by purchasing additional agency mortgage-backed securities at $40.0 billion per month and longer-term Treasury securities at a pace of $45.0 billion per month to ensure that inflation is at the rate most consistent with its dual mandate regarding both inflation and unemployment.

With short-term market interest rates remaining at low levels and longer term rates increasing modestly during the first nine months of 2013, the current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. Despite the increase in longer term rates since May, the yields on our primary investments of mortgage loans and mortgage-backed securities continued to move lower year-to-date.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, and demographic variables. However, the principal factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities, and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during the first nine months of 2013. While the rate of prepayment has generally remained elevated, mortgage-related assets have diminished as re-investment opportunities during the first nine months of 2013 have been limited.

With respect to our liabilities, our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During the first nine months of 2013 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. We do not believe a significant amount of these borrowings will be put back to us unless rates increase by at least 250 basis points.

We intend to continue focusing on funding any potential future asset growth primarily with customer deposits. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience. We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to nine months and longer-term fixed-maturity borrowings with terms of two to five years.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending September 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Instantaneous Change	Incremental Change
(Basis points)

300	(4.49)%	4.89%
200	(0.18)	3.49
100	0.78	1.78
50	0.61	0.89
(50)	(1.68)	(1.13)
(100)	(5.77)	(2.52)

Of note in the positive shock scenarios:

•	For instantaneous rate changes, net interest income improves for a modest increase in interest rates, up to 100 basis points, as changes in the interest rates of deposits lags market rates. Net interest income deteriorates in larger market moves, i.e. greater than 100 basis points, as interest earning assets re-pricing is more than offset by increased deposit expense.

•	For incrementally rising interest rates, net interest income improves as increases in interest income outstrip the increase in interest expense as deposits re-price.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios. This results from both an acceleration of prepayments on the mortgage-related assets and the effects of interest rates on deposits lagging market rates.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at September 30, 2013. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.0% in the plus 250 basis point interest rate shock scenario.

Change in Interest Rates	Net Present Value Ratio	Basis Point Change
(Basis points)

300	6.46%	(402)
200	8.58	(190)
100	9.92	(56)
50	10.30	(18)
0	10.48	—
(50)	10.40	(8)
(100)	10.02	(46)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. These sensitivity measures are referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Prepayments on our mortgage loans accelerate and the duration of assets decreased to such an extent that the duration of liabilities exceeds the duration of assets in the minus 50 and minus 100 basis point scenarios. As a result, the net present value ratio decreases in these scenarios.

The methods we use in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the term to maturity or re-pricing. The analyses assume that we will take no action in response to the changes in interest rates. In addition, prepayments are estimates and other assumptions within the model are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and putable borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year and which we believe the instrument will be called or put based on the current interest rate environment, or at their contractual maturity date or next interest rate step-up date, as applicable. For this analysis, we did not report any investment securities or borrowed funds at their call or put date. We have excluded non-accrual mortgage loans of $931.1 million and non-accrual other loans of $6.2 million from the table.

	At September 30, 2013
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)

Interest-earning assets:
First mortgage loans	$2,926,060	2,755,092	3,722,455	3,102,737	4,236,551	6,658,724	$23,401,619
Consumer and other loans	90,236	2,269	16,795	17,891	7,037	77,416	211,644
Federal funds sold	3,600,607	0	0	0	0	0	3,600,607
Mortgage-backed securities	2,834,595	703,903	1,530,071	1,974,436	1,399,025	1,244,600	9,686,630
FHLB stock	347,102	—	—	—	—	—	347,102
Investment securities	7,181	—	—	—	291,464	39,011	337,656

Total interest-earning assets	9,805,781	3,461,264	5,269,321	5,095,064	5,934,077	8,019,751	37,585,258

Interest-bearing liabilities:
Savings accounts	59,494	59,494	105,107	92,216	152,702	522,561	991,574
Interest-bearing demand accounts	210,896	210,896	308,305	254,085	382,573	836,391	2,203,146
Money market accounts	750,651	750,651	1,084,131	785,467	987,596	1,199,493	5,557,989
Time deposits	4,987,372	3,020,356	2,813,024	948,407	905,663	0	12,674,822
Borrowed funds	—	—	—	3,250,000	3,925,000	5,000,000	12,175,000

Total interest-bearing liabilities	6,008,413	4,041,397	4,310,567	5,330,175	6,353,534	7,558,445	33,602,531

Interest rate sensitivity gap	$3,797,368	$(580,133)	$958,754	$(235,111)	$(419,457)	$461,306	$3,982,727

Cumulative interest rate sensitivity gap	$3,797,368	$3,217,235	$4,175,989	$3,940,878	$3,521,421	$3,982,727

Cumulative interest rate sensitivity gap as a percent of total assets	9.69%	8.21%	10.66%	10.06%	8.99%	10.16%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	163.20%	132.01%	129.08%	120.01%	113.52%	111.85%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 24 months; and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2012:

•	the cumulative one-year gap as a percent of total assets was positive 8.21% at September 30, 2013 vs. 6.69% at December 31, 2012 primarily due to an increase in the balance of federal funds sold to $3.6 billion at September 30, 2013 from $656.9 million at December 31, 2012.

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

Item 4. – Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, since the announcement of the Merger, eighteen putative class action complaints have been filed in the Court of Chancery, Delaware against Hudson City Bancorp, its directors, M&T, and WTC challenging the Merger. Nine putative class actions challenging the Merger have also been filed in the Superior Court for Bergen County, Chancery Division, of New Jersey (the “New Jersey Court”). The lawsuits generally allege, among other things, that the Hudson City Bancorp directors breached their fiduciary duties to Hudson City Bancorp’s public shareholders by approving the Merger at an unfair price, that the Merger was the product of a flawed sales process, and that Hudson City Bancorp and M&T filed a misleading and incomplete Form S-4 with the SEC in connection with the proposed transaction. All 24 lawsuits seek, among other things, to enjoin completion of the Merger and an award of costs and attorneys’ fees. Certain of the actions also seek an accounting of damages sustained as a result of the alleged breaches of fiduciary duty and punitive damages.

As disclosed in the Company’s Current Report on Form 8-K dated April 12, 2013, on April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the actions described above (collectively, the “Actions”).

Under the terms of the MOU, Hudson City Bancorp, M&T, the other named defendants, and all the plaintiffs have reached an agreement in principle to settle the Actions and release the defendants from all claims relating to the Merger, subject to approval of the New Jersey Court. Pursuant to the MOU, Hudson City Bancorp and M&T agreed to make available additional information to Hudson City Bancorp shareholders. The additional information was contained in a Supplement to the Joint Proxy Statement filed with the SEC as an exhibit to a Current Report on Form 8-K dated April 12, 2013. In addition, under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and expenses. If the New Jersey Court approves the settlement contemplated by the MOU, the Actions will be dismissed with prejudice. The settlement will not affect the Merger consideration to be paid to Hudson City Bancorp’s shareholders in connection with the proposed Merger. In the event the New Jersey Court approves an award of attorneys’ fees and expenses in connection with the settlement, such fees and expenses shall be paid by Hudson City Bancorp, its successor in interest, or its insurers.

Hudson City Bancorp, M&T, and the other defendants deny all of the allegations in the Actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, Hudson City Bancorp, M&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Annual Report on Form 10-K and Part II, Item 1A in our June 30, 2013 Form 10-Q. There has been no material change in risk factors since June 30, 2013, except as noted below.

New and future rulemaking from the Consumer Financial Protection Bureau may have a material effect on our loan production and on our operations and operating costs

The creation of the CFPB, which has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Pursuant to the Reform Act, in January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which become effective January 10, 2014, prohibit creditors, such as Hudson City, from extending mortgage loans without regard for the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” In addition, these rules add restrictions and requirements to mortgage origination and servicing practices and restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules will likely increase our overall regulatory compliance costs and will require us to change our underwriting practices as, beginning in January 2014, we intend to originate only mortgage loans that meet the requirements of a “qualified mortgage.” As a result, it is possible that these rules may adversely affect the volume of mortgage loans that we underwrite and may subject Hudson City to increased potential liability related to its residential loan origination activities.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively impact Hudson City.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Merger Agreement by Hudson City Bancorp stockholders, approval of the issuance of M&T Common Stock in connection with the merger by M&T shareholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the merger, effectiveness of the registration statement of which this document is a part, approval of the shares of M&T Common Stock to be issued to Hudson City stockholders for listing on the NYSE, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. Hudson City Bancorp stockholders have approved the Merger Agreement and M&T’s stockholders have approved the issuance of M&T Common Stock, however, if the remaining conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 to the Merger Agreement. In accordance with Amendment No. 1, if the Merger is not completed by January 31, 2014, either M&T or Hudson City may choose not to proceed with the Merger.

If the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In the event the market price of Hudson City Bancorp common stock does so decline, we may be required to recognize a goodwill impairment charge which would adversely affect our results of operations.

In the event the Merger is not completed, our future success will depend on our ability to effectively implement our strategic plan. Implementation of the strategic plan had been suspended when we entered into the Merger Agreement and we have begun to implement certain prioritized aspects of the strategic plan since we agreed to extend the time for completion of the Merger. However, the delay in commencement of implementation of the strategic plan may have adverse consequences to the extent of lost opportunities to hire talented executives and the delay in rolling out new products and services to our customers. Further, our revenues and operating results may be adversely affected if we experience further delays or we are unable to successfully implement the strategic initiatives set forth in the strategic plan.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the third quarter of 2013 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)

July 1-July 31, 2013	—	$—	—	50,123,550

August 1-August 31, 2013	—	—	—	50,123,550

September 1-September 30, 2013	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

10.46	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit Award Notice for Employees

10.47	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit Award Notice for Employees

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 8, 2013, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012 and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: November 8, 2013	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)