Form 10-K
period 2013-12-31
HUDSON CITY BANCORP INC
filed 2014-02-28
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 20, 2014, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,419,170 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $4,472,904,759. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $9.175 as reported by the NASDAQ Global Market on June 28, 2013.

Documents Incorporated by Reference:

1.	Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders or any amendments to this Form 10-K are incorporated by reference into Part III.

Hudson City Bancorp, Inc.

Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and to access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

i

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the Merger may not be satisfied or waived, and our merger agreement with M&T could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our Strategic Plan (as defined below) in the event the Merger is further delayed or is not completed.

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

As used in this Form 10-K, unless we specify otherwise, “Hudson City Bancorp,” and “Company,” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp and “we,” “us,” “our” and “Hudson City” refer collectively to the Company and the Bank.

ii

PART I

Item 1. Business

Hudson City Bancorp, Inc. Hudson City Bancorp is a Delaware corporation organized in 1999 and serves as the holding company of its only subsidiary, Hudson City Savings Bank. The principal asset of Hudson City Bancorp is its investment in Hudson City Savings Bank. As a savings and loan holding company, Hudson City Bancorp is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”).

Hudson City Bancorp’s executive offices are located at West 80 Century Road, Paramus, New Jersey 07652 and our telephone number is (201) 967-1900.

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City Bancorp will merge with and into WTC, with WTC continuing as the surviving entity.

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extended the date after which either party may elect to terminate the Merger Agreement from August 27, 2013 to January 31, 2014. On December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 to the Merger Agreement. Amendment No. 2 extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions without the prior approval of M&T, including with respect to our conduct of business, implementation of our strategic plan, retention incentives and certain other matters with respect to our personnel, prior to the completion of the Merger. While M&T and the Company extended the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Prior to the announcement of the Merger, the Company retained an outside consultant to assist management in developing a strategic plan (the “Strategic Plan”). The operational core of the Strategic Plan is the expansion of our loan and deposit product offerings over time to create more balanced sources of revenue and funding. We believe that the markets in which we operate provide significant opportunities for the Hudson City brand to capture market share in products and services that we have not actively pursued previously. The Strategic Plan includes initiatives such as:

•	origination of residential mortgages for sale to the secondary mortgage market,

•	establishment of a commercial real estate lending unit,

•	the analysis of a balance sheet restructuring transaction,

•	establishment of a small business banking unit,

•	tactical deposit pricing, and

•	developing a more robust suite of consumer banking products.

Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan was suspended pending completion of the Merger. When we announced in April 2013 that additional time would be required to obtain regulatory approval for the Merger, we charted a dual path for the Company. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan prioritizing the matters that we could achieve during the pendency of the Merger such as secondary mortgage market operations and commercial real estate lending, and proceeded with planning for the implementation of those prioritized matters. Given the further delay in completing the Merger, the Company and M&T have agreed that the Company is permitted to proceed with the implementation of the Strategic Plan. Many of the initiatives require significant lead time for full implementation and roll out to our customers. We expect commencement of the roll out of the prioritized initiatives during the second half of 2014.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to and replaced the memorandum of understanding the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and(b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive capital plan and a comprehensive earnings plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

Hudson City Savings. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the OCC. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

We are a community and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase mortgages and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises (“GSEs”) as well as other investments permitted by applicable laws and regulations. We currently retain substantially all of the loans we originate in our portfolio. As part of our Strategic Plan, beginning in the second half of 2014, we intend to originate loans for sale in the secondary market and to commence diversifying our loan portfolio through the purchase and origination of commercial real estate loans and interests in such loans.

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

Market Area

Through our branch offices, we have operations in 9 of the top 50 counties in the United States ranked by median household income. Operating in high median household income counties fits well with our jumbo mortgage loan and consumer deposit business model. Prior to 2010, we purchased first mortgage loans in states that are east of the Mississippi River and as far south as South Carolina. Our loan purchase activity has declined significantly since 2010 and has been limited to our primary market area, which consists of New Jersey, New York and Connecticut. We experienced a decrease in our loan purchase activity as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs. Historically, our wholesale loan purchase program complemented our retail loan origination by enabling us to diversify our assets outside of our local market area.

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

The New York counties of Richmond, Westchester, Suffolk, Rockland and Putnam as well as Fairfield County, Connecticut have similar demographic and economic characteristics to the northern New Jersey market area. Our entry into these counties, which started in 2004, has allowed us to expand our retail operations and geographic footprint.

We also open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2013, we had $146.1 million of deposits that were opened through our internet banking service.

Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area (which we define to include New York, New Jersey and Connecticut). During 2013, the national economy expanded at a moderate pace. The unemployment rate, which declined to 6.7% in December 2013 from 7.8% in December 2012, remains elevated. Housing market conditions in our primary lending area improved in 2013 after several years of reduced levels of sales, elevated levels of housing inventories, declining house prices, increasing home foreclosures and an increase in the length of time houses remain on the market. Housing prices increased during 2013 as indicated by the S&P/Case-Shiller Home Price Indices. Approximately 84.5% of our mortgage loans are located in the New York metropolitan area. The Federal Housing Finance Agency (“FHFA”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the most recent data published by the FHFA, house prices in New Jersey have increased 3.29% from the third quarter of 2012. For New York and Connecticut, house prices increased 2.97% and 2.30%, respectively during this same period. Additionally, according to the FHFA data, the states of Pennsylvania, Virginia, Massachusetts, Illinois and Maryland experienced increases in house prices of 4.84%, 4.78%, 6.23%, 4.33%, and 7.15%, respectively for those same periods. These eight states account for 96.3% of our total mortgage portfolio. We can give no assurance as to whether economic and housing conditions will continue to improve in the near future.

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

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage firms. We have also faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market in recent years.

Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans, which represent 99.0% of total loans. The remaining loans in our portfolio include multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines. Beginning in the second half of 2014, we expect to commence diversifying our loan portfolio through the purchase and origination of commercial real estate loans and interests in such loans.

At December 31, 2013, we had total loans of $24.11 billion, of which $23.90 billion, or 99.1%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 55.4% were fixed-rate mortgage loans and 44.6% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2013, multi-family and commercial mortgage loans totaled $25.7 million, construction loans totaled $294,000, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $214.7 million, or 0.89%, of total loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$23,167,644	96.08%	$26,119,764	96.41%	$28,260,772	96.35%	$30,049,398	97.17%	$31,076,829	97.79%
FHA/VA	704,532	2.92	687,172	2.54	734,781	2.51	499,724	1.62	285,003	0.90
Multi-family and commercial	25,671	0.11	32,259	0.12	39,634	0.14	48,067	0.16	54,694	0.17
Construction	294	—	4,669	0.02	4,929	0.02	9,081	0.03	13,030	0.04

Total first mortgage loans	23,898,141	99.11	26,843,864	99.09	29,040,116	99.02	30,606,270	98.98	31,429,556	98.90

Consumer and other loans:
Fixed-rate second mortgages	86,079	0.36	106,239	0.39	131,597	0.45	160,896	0.52	201,375	0.63
Home equity credit lines	108,550	0.45	119,872	0.44	134,502	0.46	137,467	0.44	127,987	0.40
Other	20,059	0.08	20,904	0.08	21,130	0.07	19,264	0.06	21,003	0.07

Total consumer and other loans	214,688	0.89	247,015	0.91	287,229	0.98	317,627	1.02	350,365	1.10

Total loans	24,112,829	100.00%	27,090,879	100.00%	29,327,345	100.00%	30,923,897	100.00%	31,779,921	100.00%

Deferred loan costs	105,480		97,534		83,805		86,633		81,307
Allowance for loan losses	(276,097)		(302,348)		(273,791)		(236,574)		(140,074)

Net Loans	$23,942,212		$26,886,065		$29,137,359		$30,773,956		$31,721,154

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

	Credit Risk Profile based on Payment Activity
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
December 31, 2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

December 31, 2012
Performing	$21,355,105	$4,303,636	$30,571	$—	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

	Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
December 31, 2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

December 31, 2012
Pass	$21,209,628	$4,268,034	$20,215	$—	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	—	68	89	—	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings, multi-family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

The following table presents the geographic distribution of loans in our portfolio at the dates indicated:

	At December 31, 2013	At December 31, 2012
	Percentage of Loans by State to Total loans	Percentage of Loans by State to Total loans
New Jersey	42.5%	43.0%
New York	27.1	24.7
Connecticut	14.9	14.7

Total New York metropolitan area	84.5	82.4

Pennsylvania	4.9	4.8
Virginia	1.8	2.4
Massachusetts	1.8	1.5
Maryland	1.7	2.0
Illinois	1.6	2.0
All others	3.7	4.9

Total outside the New York metropolitan area	15.5	17.6

	100.0%	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2013. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $6.27 billion for 2013, $7.03 billion for 2012 and $6.59 billion for 2011.

	At December 31, 2013
	One- to four- Family First Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$1,104	10,246	294	7,051	$18,695

After one year:
One to three years	12,791	4,889	—	14,846	32,526
Three to five years	149,926	4,244	—	7,892	162,062
Five to ten years	461,871	4,465	—	32,602	498,938
Ten to twenty years	4,252,107	1,350	—	148,288	4,401,745
Over twenty years	18,994,377	477	—	4,009	18,998,863

Total due after one year	23,871,072	15,425	—	207,637	24,094,134

Total loans	$23,872,176	$25,671	$294	$214,688	24,112,829

Deferred loan costs					105,480
Allowance for loan losses					(276,097)

Net loans					$23,942,212

The following table presents, as of December 31, 2013, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2014:

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family first mortgage loans	$13,230,064	$10,641,008	$23,871,072
Multi-family and commercial mortgages	8,569	6,856	15,425
Consumer and other loans	92,986	114,651	207,637

Total loans due after one year	$13,331,619	$10,762,515	$24,094,134

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total loans:
Balance outstanding at beginning of period	$27,090,879	$29,327,345	$30,923,897

Originations:
First mortgage loans (1)	3,443,460	4,976,263	4,848,647
Consumer and other loans	52,719	58,907	77,678

Total originations	3,496,179	5,035,170	4,926,325

Purchases:
One- to four-family first mortgage loans	96,892	28,742	344,766

Total purchases	96,892	28,742	344,766

Less:
Principal payments:
First mortgage loans (1)	(6,273,486)	(7,029,457)	(6,594,600)
Consumer and other loans	(84,493)	(98,660)	(107,694)

Total principal payments	(6,357,979)	(7,128,117)	(6,702,294)

Premium amortization and discount accretion, net	1,483	2,626	7,169
Transfers to foreclosed real estate	(126,771)	(87,787)	(75,422)
Charge-offs:
First mortgage loans	(87,288)	(86,636)	(96,714)
Consumer and other loans	(566)	(464)	(382)

Balance outstanding at end of period	$24,112,829	$27,090,879	$29,327,345

(1)	Includes Multi-family, Commercial and Construction loans

Residential Mortgage Lending. Historically, our primary lending emphasis has been the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We currently originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the Fannie Mae, single-family limit which, prior to 2008, was $417,000 (“non-conforming” or “jumbo” loans). Beginning in 2008, Fannie Mae instituted two sets of loan limits – a conforming loan limit at $417,000 and a “high-cost” loan limit at $729,750. On October 1, 2011, the “high-cost” loan limit was reduced to $625,500.

Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is also a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination. Originated loans represent 79.5% of our one- to four- family first mortgage loans.

We currently offer loans that generally conform to underwriting standards specified by Fannie Mae (“conforming loans”) and non-conforming loans. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2013 was approximately $610,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $413,000 and $418,000 at December 31, 2013 and 2012, respectively. We sold no loans in 2013, 2012 or 2011 and had no loans classified as held for sale at December 31, 2013.

Our originations of residential first mortgage loans amounted to $3.44 billion in 2013, $4.98 billion in 2012 and $4.85 billion in 2011. Included in these totals are refinancings of our existing first mortgage loans as follows:

	Amount	Percent of First Mortgage Loan Originations
	(In thousands)
2013	$850,997	23.7%
2012	$1,334,841	26.7
2011	754,684	15.1

Prior to January 1, 2012, we allowed certain existing customers to reduce the interest rates on their mortgage loans, for a fee, with the intent of maintaining our customer relationship in periods of extensive refinancing due to a low interest rate environment. This program changed the existing interest rate to the market rate for a product currently offered by us with a similar or reduced term. The program did not extend the maturity date of the loan. To qualify for an interest rate reduction, the loan had to be current with no payments past due in any of the 12 preceding months. In general, all other terms and conditions of the existing mortgage loan remained the same. During 2011, mortgage loans with principal balances of $2.77 billion had interest rates reduced pursuant to this program. Effective December 31, 2011, we discontinued this program but continue to allow borrowers to refinance their loans with us subject to meeting our normal underwriting requirements, including obtaining a new appraisal.

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

We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the LTV ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. As a result of generally low market interest rates for ARM loans, the initial offered rate on these loans was 12.5 to 175 basis points above the current fully indexed rate at December 31, 2013. We originated $2.74 billion of one- to four-family ARM loans in 2013. At December 31, 2013, 44.6% of our one- to four-family mortgage loans consisted of ARM loans.

The origination and retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected by higher interest rates. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. On January 10, 2014, the Bank began to utilize the guidelines included in Appendix Q of the qualified mortgage regulation when qualifying ARM borrowers. In an effort to further reduce risk, we have not in the past, nor do we currently, originate ARM loans that provide for negative amortization of principal.

Historically, our wholesale loan purchase program complemented our retail loan origination production by enabling us to diversify assets outside our local market area. At December 31, 2013, $4.89 billion, or 20.5%, of our one- to four-family first mortgage loans were purchased loans. Our loan purchase activity has significantly declined as the GSEs have been actively purchasing loans as part of their efforts to keep mortgage rates low to support the housing market during the recent economic recession and subsequent recovery. As a result, the sellers from whom we have historically purchased loans are originating loans at lower rates than we would accept, selling many of their loans to the GSEs or keeping them in their portfolio. We expect that the amount of loan purchases will continue to be at reduced levels for the near future.

We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the acceptable types of whole loans and acceptable property locations. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum weighted average LTV, generally conform to parameters utilized by us to originate mortgage loans. All loans are reviewed for compliance with the agreed upon parameters. All purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying LTV ratios and evaluating the completeness of the loan package. This review subjects the loan files in the sample to substantially the same underwriting standards used in our own loan origination process. We maintain custody of the legal documents including the original note.

We purchased first mortgage loans of $96.9 million in 2013, $28.7 million in 2012 and $344.8 million in 2011. The average size of our one-to four-family mortgage loans purchased during 2013 was approximately $240,000. Substantially all of the loans purchased in 2013, 2012 and 2011 were loans guaranteed by the Federal Housing Administration (the “FHA”).

We also purchase and originate interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower LTV limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable LTV ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average LTV ratios on the loans originated in this program. During 2013, we originated $451.6 million of interest-only loans with an average LTV ratio of 58.4% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $3.65 billion as of December 31, 2013. Non-performing interest-only loans amounted to $135.2 million, or 12.9%, of non-

performing loans at December 31, 2013 as compared to non-performing interest-only loans of $182.2 million, or 15.7%, of non-performing loans at December 31, 2012. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of guidance on nontraditional mortgage products, see “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, prior to January 2014, we originated and purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We required applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and requested income, asset and credit history information from the borrower. Additionally, we verified asset holdings and obtained credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories generally did not qualify for the reduced documentation processing, although delinquencies that were adequately explained did not prohibit processing as a reduced documentation loan. We reserved the right to verify income and did require asset verification but we may not have elected to verify or corroborate certain income information where we believed circumstances warrant. We originated $780.2 million of reduced documentation loans in 2013 as compared to $895.7 million in 2012. Reduced documentation loans represent 21.3% of our one- to four-family first mortgage loans at December 31, 2013. Included in our loan portfolio at December 31, 2013 are $4.27 billion of amortizing reduced documentation loans and $826.5 million of reduced documentation interest-only loans as compared to $4.24 billion and $1.00 billion, respectively, at December 31, 2012. Non-performing loans at December 31, 2013 include $182.9 million of amortizing reduced documentation loans and $48.8 million of interest-only reduced documentation loans as compared to $189.5 million and $74.5 million, respectively, at December 31, 2012.

In January 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Among other things, these final rules, which went into effect on January 10, 2014, prohibit creditors, such as Hudson City Savings, from extending mortgage loans without regard to the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” As of January 10, 2014, we only originate loans that meet the requirements of a “qualified mortgage”, except we may continue to originate interest only loans subject to our compliance with the ability to repay provisions of the CFPB’s final rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for qualified mortgages. Accordingly, we expect our future loan production volume to decrease. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

We offer mortgage programs designed to address the credit needs of low and moderate-income home mortgage applicants and low and moderate-income home improvement loan applicants. We define low and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% LTV ratios and rates which are 25 basis points lower than our traditional mortgage loans. In 2013, we originated $29.7 million in mortgage loans under these programs.

Origination and Sale in the Secondary Market of Residential Mortgage Loans. In accordance with our Strategic Plan, we intend to begin to originate residential mortgage loans that conform to GSE guidelines for sale to the GSEs in the second half of 2014. Initially, all loans sold to the GSEs will be serviced by a third party subservicing vendor, however, we intend to enhance our servicing function to allow us to service our sold portfolio in the future. As we originate, sell and service our sold loan portfolio, we would expect to have a mortgage servicing rights asset build up over time. We are currently in the process of hiring secondary mortgage market professionals, enhancing our existing servicing program, building out necessary systems and establishing processes and procedures for originating and selling residential mortgage loans to the GSEs.

Multi-family and Commercial Mortgage Loans. At December 31, 2013, $25.7 million, or 0.11%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all of these loans were acquired in the acquisition of Sound Federal Bancorp, Inc. in 2006. Since our primary lending product has historically been one-to four-family mortgage loans, we have not actively pursued the origination of commercial and multi-family mortgage loans. We did not originate any such loans in 2013. However, commercial real estate lending is a prioritized initiative included in our Strategic Plan. We expect to begin originating and purchasing commercial real estate loans and interests in such loans in the second half of 2014. We anticipate that these loans will consist primarily of mortgage loans on office buildings, mixed-use buildings and multi-family properties. We are currently in the process of hiring commercial real estate professionals, building out necessary systems and establishing processes and procedures for originating, purchasing and monitoring commercial real estate loans.

At December 31, 2013, the largest commercial mortgage loan had a principal balance of $6.0 million and was secured by a storage unit facility. This borrower also had $1.9 million of commercial mortgage loans outstanding with us at December 31, 2013. These loans were restructured during 2010 to allow for a deferment of principal payments. During 2012, the borrower did not perform in accordance with the restructured agreements which resulted in a charge-off of $873,000 against these loans. These loans are included in troubled debt restructurings and classified as substandard at December 31, 2013.

Loans secured by multi-family and commercial real estate generally are larger than one-to four-family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Such loans depend to a large degree, on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general.

Consumer Loans. At December 31, 2013, consumer and other loans amounted to $214.7 million, or 0.89%, of our total loans and consisted primarily of fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2013 these loans totaled $86.1 million, or 0.36% of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined LTV ratio, including the balance of the first mortgage, generally cannot exceed 80% of the appraised value of the property at time of origination.

Our home equity credit line loans totaled $108.6 million or 0.45% of total loans at December 31, 2013. These loans are either fixed-rate or adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on

1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line generally available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $20.1 million at December 31, 2013 and consisted of collateralized passbook loans, overdraft protection loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We have not originated unsecured personal loans since 2005.

Loan Approval Procedures and Authority. All residential mortgage loans up to $600,000 must be approved by two underwriting officers in the Mortgage Origination Department. Residential mortgage loans in excess of $600,000 up to $1.0 million in size require that one of the two officers signing off on the loan be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area or any officer bearing the title of First Vice President-Mortgage Officer, Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Residential mortgage loans in excess of $1.0 million up to $3.0 million require that in addition to the standard underwriter approval, one of the officers signing off on the loan must be a senior underwriting staff member assigned and approved by senior management in the Mortgage Origination area and one additional officer signing off on the loan must bear the title of the First Vice President-Mortgage Officer, Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Residential mortgage loans in excess of $3.0 million require that in addition to the standard underwriter approval, two additional signatures are required with the officers bearing the title of Senior Vice President-Mortgage Officer, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer prior to issuance of a commitment letter. Loan requests in excess of $5.0 million must be approved by at least two of the following senior officers, Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer and will be reported to the Board of Directors at the next regularly scheduled Board meeting. The maximum number of first mortgage loans outstanding at any one time per borrower (obligor on the note) shall not exceed three loans with only one loan being permitted for investment purposes. The aggregate of all residential loans, existing and/or committed to any one borrower, generally shall not exceed $5.0 million. Aggregate loan balances exceeding this limit must be approved by at least two of the following senior officers: Executive Vice President-Lending, Chief Operating Officer or Chief Executive Officer and will be reported to the Board of Directors at the next regularly scheduled Board meeting.

Historically, our primary lending emphasis has been the origination and purchase of residential first mortgage loans, however, commercial real estate lending is a prioritized initiative included in our Strategic Plan. Beginning in the second half of 2014, we intend to commence diversifying our loan portfolio through the purchase and origination of commercial real estate loans and interest in such loans. We are currently in the process of hiring commercial real estate professionals, building out necessary systems and establishing processes and procedures for originating, purchasing and monitoring commercial real estate loans.

Home equity credit lines and fixed-rate second mortgage loans in principal amounts of $50,000 or less require approval by one of our designated Consumer Loan Department underwriters. Home equity credit lines and fixed-rate home equity loans in excess of $50,000, up to the $250,000 maximum, require approval by an underwriter and either our Consumer Loan Officer, Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer. Home equity credit lines and loans involving mortgage liens where the combined first and second mortgage principal balances exceed $750,000 require approval by an underwriter, our Consumer Loan Officer and either our Executive Vice President-Lending, Chief Executive Officer or Chief Operating Officer.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and we verify certain other information. If necessary, we obtain additional financial or credit-related information. We require an appraisal for all first mortgage loans. Appraisals may be performed by our in-house Appraisal Department or by licensed or certified third-party appraisal firms. Currently most appraisals are performed by third-party appraisers and are reviewed by our in-house Appraisal Department.

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

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. Charge-offs, net of recoveries, amounted to $62.8 million in 2013 and $66.4 million in 2012. Economic conditions have improved at a moderate pace. The unemployment rate, which declined to 6.7% in December 2013 from 7.8% in 2012, remains elevated. During 2013, house prices increased both nationally and in our primary lending markets. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2013 based on our allowance for loan loss (“ALL”) methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio.

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2013 first mortgage loan originations and our total first mortgage loan portfolio were 58.4% and 58.9%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2013, we concluded that home values in our primary lending markets increased during 2013 but remain lower than their peak levels reached in 2006 prior to the economic recession. Due to the decline of real estate values starting in 2006 and continuing through 2011, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans:

	At December 31, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.5%	44.2%	43.0%	47.9%
New York	27.1	24.1	24.7	22.0
Connecticut	14.9	8.0	14.7	7.1

Total New York metropolitan area	84.5	76.3	82.4	77.0

Pennsylvania	4.9	2.4	4.8	1.9
Virginia	1.8	2.3	2.4	2.6
Massachusetts	1.8	1.6	1.5	1.6
Maryland	1.7	4.7	2.0	4.2
Illinois	1.6	4.8	2.0	4.6
All others	3.7	7.9	4.9	8.1

Total outside New York metropolitan area	15.5	23.7	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

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

We send additional letters if no contact is established by approximately the 45th day of delinquency. On the 60th day of delinquency, we send another letter followed by continued telephone contact. Between the 30th and the 60th day of delinquency, if telephone contact has not been established, an independent contractor may be sent to make a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, we attempt to obtain full payment, work out a repayment schedule, or discuss other loss mitigation options with the borrower in order to avoid foreclosure.

We send a foreclosure notice when a loan is over 90 days delinquent. The accrual of income on loans that are not guaranteed by a federal agency is generally discontinued when interest or principal payments are 90 days in arrears and any accrued but unpaid interest is reversed. We commence foreclosure proceedings if the loan is not brought current between the 120th and 150th day of delinquency unless specific limited circumstances warrant an exception. The collection procedures for mortgage loans guaranteed by federal agencies follow the collection guidelines outlined by those agencies.

We monitor delinquencies on our serviced loan portfolio from reports sent to us by the servicers. Once all past due reports are received, we examine the delinquencies and contact appropriate servicer personnel to determine the status of the loans. We also use these reports to prepare our own monthly reports for management review. These summaries break down, by servicer, total principal and interest due, length of delinquency, as well as accounts in foreclosure and bankruptcy. We monitor all accounts in foreclosure to confirm that the servicer has taken all proper steps to foreclose promptly if there is no other recourse. We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

The collection procedures for consumer and other loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel in our Consumer Loan Department review the delinquent loans and collection efforts on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection effort or charge-off the loan. Loans we deem to be uncollectible are proposed for charge-off. Charge-offs of consumer loans require the approval of our Consumer Loan Officer and either the Executive Vice President-Lending, our Chief Executive Officer or Chief Operating Officer.

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

Management continuously monitors the status of the loan portfolio and reports to the Board of Directors at each regular meeting. Our Asset Quality Committee (“AQC”) is responsible for monitoring our loan portfolio, delinquencies and foreclosed real estate. This committee includes members of senior management from the Loan Originations, Loan Servicing, Appraisal, Risk Management and Finance Departments.

Loans delinquent 60 days to 89 days and 90 days or more were as follows as of the dates indicated:

	At December 31,
	2013				2012				2011
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans	No. of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family first mortgages	356	$140,230	2,601	$905,869	537	$218,814	2,828	$1,018,642	457	$177,605	2,553	$914,291
FHA/VA first mortgages	73	13,963	559	132,844	74	16,828	525	129,553	40	8,774	377	97,476
Multi-family and commercial mortgages	1	5,983	4	3,189	5	3,190	5	1,688	1	393	4	2,223
Construction loans	—	—	1	294	—	—	3	4,669	—	—	4	4,344
Consumer and other loans	18	1,337	68	7,048	9	447	71	7,975	11	632	49	4,353

Total	448	$161,513	3,233	$1,049,244	625	$239,279	3,432	$1,162,527	509	$187,404	2,987	$1,022,687

Delinquent loans to total loans		0.67%		4.35%		0.88%		4.29%		0.64%		3.48%

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more accruing
	(In thousands)
At December 31, 2013
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:							—
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

At December 31, 2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	—
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	—
Construction loans	—	—	4,669	4,669	—	4,669	—
Consumer and other loans:							—
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	—
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	—
Other	62	—	2,314	2,376	18,528	20,904	—

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Economic conditions improved modestly during 2013, but were adversely affected since 2006 by the decline in the housing and real estate markets. Beginning in 2012, house prices stabilized and increased during 2013. However, the recent increases in market interest rates and the continued elevated level of unemployment may have adverse implications for the housing markets.

With the exception of first mortgage loans guaranteed by a federal agency, we stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectability of such interest or principal is doubtful. We reverse any accrued, but unpaid interest on non-accrual loans that we previously credited to income. We recognize income in the period that we collect it or when the ultimate collectability of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

The following table presents information regarding non-performing assets as of the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One-to four family amortizing loans	$770,641	$836,403	$700,429	$614,758	$499,550
One-to four family interest-only loans	135,228	182,239	213,862	179,348	82,236
Multi-family and commercial mortgages	3,189	1,688	2,223	1,117	1,414
Construction loans	294	4,669	4,344	7,560	6,624
Consumer and other loans	7,048	7,975	4,353	4,320	1,916

Total non-accrual loans	916,400	1,032,974	925,211	807,103	591,740
Accruing loans delinquent 90 days or more	132,844	129,553	97,476	64,156	35,955

Total non-performing loans	1,049,244	1,162,527	1,022,687	871,259	627,695
Foreclosed real estate, net	70,436	47,322	40,619	45,693	16,736

Total non-performing assets	$1,119,680	$1,209,849	$1,063,306	$916,952	$644,431

Non-performing loans to total loans	4.35%	4.29%	3.48%	2.82%	1.98%
Non-performing assets to total assets	2.90	2.98	2.34	1.50	1.07

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Troubled debt restructurings:
Current	$108,413	$64,438	$43,042	$9,429	—
30-59 days	19,931	28,988	7,359	1,616	—
60-89 days	17,407	14,346	4,786	—	—
90 days or more	176,797	107,320	11,354	—	—

Total troubled debt restructurings	322,548	215,092	66,541	11,045	—

The increase in troubled debt restructurings was primarily due to an expansion of loan modification programs offered by the Bank pursuant to a Residential Mortgage Loss Mitigation Policy that became effective during the first quarter of 2012. In addition, based on regulatory guidance, at December 31, 2013 we included in troubled debt restructurings $187.7 million of loans to borrowers whose loans have been discharged in a Chapter 7 bankruptcy as compared to $115.4 million at December 31, 2012.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status, borrowers’ loans that have been discharged in a Chapter 7 bankruptcy and other repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of each loan’s expected future cash flows.

We discontinue accruing interest and reverse previously accrued but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $22.7 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2013 for which we discontinued accruing interest and reversed previously accrued, but unpaid interest.

Included in accruing loans delinquent 90 days or more are $132.8 million of FHA loans. We continue to accrue interest on these loans since they are insured by the FHA and we believe that we will collect substantially all amounts contractually due under the terms of the loan. At December 31, 2013, approximately 76.3% of our non-performing loans were in the New York metropolitan area and 23.7% were outside of the New York metropolitan area. At December 31, 2012, approximately 77.0% of our non-performing loans were in the New York metropolitan area and 23.0% were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2013 included $135.2 million of interest-only loans and $231.7 million of reduced documentation loans with average LTV ratios of approximately 63.4% and 66.2%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2012 included $182.2 million of interest-only loans and $264.0 million of reduced documentation loans with average LTV ratios of approximately 68.7% and 53.6%, respectively, based on appraised values at time of origination.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $58.4 million. The total amount of interest income received on non-accrual loans amounted to approximately $1.2 million during 2013. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.

Allowance for Loan Losses.

The following table presents the activity in our ALL at or for the years indicated:

	At or for the Year December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$302,348	$273,791	$236,574	$140,074	$49,797

Provision for loan losses	36,500	95,000	120,000	195,000	137,500
Charge-offs:
First mortgage loans	(87,288)	(86,636)	(96,714)	(110,669)	(48,097)
Consumer and other loans	(566)	(464)	(382)	(102)	(36)

Total charge-offs	(87,854)	(87,100)	(97,096)	(110,771)	(48,133)
Recoveries	25,103	20,657	14,313	12,271	910

Net charge-offs	(62,751)	(66,443)	(82,783)	(98,500)	(47,223)

Balance at end of year	$276,097	$302,348	$273,791	$236,574	$140,074

Allowance for loan losses to total loans	1.15%	1.12%	0.93%	0.77%	0.44%
Allowance for loan losses to non-performing loans	26.31	26.01	26.77	27.15	22.32
Net charge-offs as a percentage of average loans	0.24	0.24	0.28	0.31	0.15

The following table presents the activity in our ALL by portfolio segment:

	At December 31, 2013
	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791

Provision for loan losses	95,282	(1,572)	382	908	95,000
Charge-offs	(85,763)	(873)	—	(464)	(87,100)
Recoveries	20,655	—	—	2	20,657

Net (charge-offs) recoveries	(65,108)	(873)	—	(462)	(66,443)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348
Provision for loan losses	38,380	(1,132)	(1,003)	255	36,500
Charge-offs	(87,288)	—	—	(566)	(87,854)
Recoveries	25,073	—	—	30	25,103

Net (charge-offs) recoveries	(62,215)	—	—	(536)	(62,751)

Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$313,045	$8,416	$294	$2,474	$324,229
Collectively evaluated for impairment	23,559,133	17,255	—	212,212	23,788,600
Allowance
Individually evaluated for impairment	$24,984	$414	$113	$63	$25,574
Collectively evaluated for impairment	246,277	391	—	3,855	250,523

The ALL has been determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable regulatory requirements, which require us to maintain an adequate ALL. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The ALL amounted to $276.1 million and $302.3 million at December 31, 2013 and 2012, respectively. We recorded our provision for loan losses during 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio. During 2013 we lowered our provision for loan losses due to improving economic conditions and unemployment rates, increasing home prices, a decrease in the size of the loan portfolio and a decrease in net charge-offs and a decrease in the amount of total delinquent loans. However, we cannot assure you that the economy or home prices will continue to improve, that delinquent loans will continue to decrease or that our loss experience will not worsen. . See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

At December 31, 2013, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 55.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. We do not originate or purchase option ARM loans or negative amortization loans.

Non-performing loans amounted to $1.05 billion at December 31, 2013 as compared to $1.16 billion at December 31, 2012. Non-performing loans at December 31, 2013 included $1.04 billion of one- to four-family first mortgage loans as compared to $1.15 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.35% at December 31, 2013 compared with 4.29% at December 31, 2012. Loans delinquent 60 to 89 days amounted to $161.5 million at December 31, 2013 as compared to $239.3 million at December 31, 2012. Foreclosed real estate amounted to $70.4 million at December 31, 2013 as compared to $47.3 million at December 31, 2012. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values that began in 2006 and continued into the first half of 2012, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.

At December 31, 2013, the ratio of the ALL to non-performing loans was 26.31% as compared to 26.01% at December 31, 2012. The ratio of the ALL to total loans was 1.15% at December 31, 2013 as compared to 1.12% at December 31, 2012. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries, amounted to $62.8 million for 2013 as compared to $66.4 million for 2012. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $1.7 million for 2013 as compared to a net loss of $1.9 million for 2012. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate was 18% for 2013 as compared to 26% for 2012.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2013, 84.5% of our loan portfolio and 76.3% of our non-performing loans are located in the New York metropolitan area. We believe that our process of obtaining updated collateral values by the time a loan becomes 180 days past due, and annually thereafter, identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.6% during 2013 as compared to 14.3% in 2012 and 13.5% in 2011.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2013. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2013 was approximately 58.9%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans using appraised values at the time of origination was approximately 75.2% at December 31, 2013. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76.3% of our non-performing loans were located at December 31, 2013, by approximately 21% from the peak of the market in 2006 through October 2012 and by 21% nationwide during that period. For the year ended December 31, 2013, home prices increased 5% in the New York metropolitan area and increased 14% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $62.8 million for 2013 as compared to net charge-offs of $66.4 million for 2012. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny. Our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 68.3% of our non-performing loans are located. However, for loans that have been in the foreclosure process for over 48 months, we are beginning to see an increased volume of completed foreclosures. If real estate prices do not improve or decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying estimated property values.

Foreclosed real estate amounted to $70.4 million at December 31, 2013 as compared to $47.3 million at December 31, 2012. During 2013, we transferred $126.8 million of loans to foreclosed real estate as compared to $87.8 million during 2012. Write-downs on foreclosed real estate and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $1.7 million for the year ended December 31, 2013 as compared to a net loss of $1.9 million for 2012. We sold 207 properties during 2013 as compared to 191 properties during 2012. Holding costs associated with foreclosed real estate amounted to $14.5 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013 and December 31, 2012, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $8.7 million and $13.4 million, respectively. Based on this evaluation, we established an ALL of $527,000 for commercial and construction loans classified as impaired at December 31, 2013 compared to $1.6 million at December 31, 2012. There were no charge-offs related to these loans in 2013 as compared to $873,000 in 2012.

The markets in which we lend experienced significant declines in real estate values beginning in 2006 and continuing into 2012. House prices began to increase in the second half of 2012 and during 2013. We have taken these conditions into consideration in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$271,261	99.00%	$295,096	98.95%	$264,922	98.86%	$227,224	98.79%	$133,927	98.69%
Other first mortgages	918	0.11	3,053	0.14	5,116	0.16	6,147	0.19	3,169	0.21

Total first mortgage loans	272,179	99.11	298,149	99.09	270,038	99.02	233,371	98.98	137,096	98.90
Consumer and other loans	3,918	0.89	4,199	0.91	3,753	0.98	3,203	1.02	2,978	1.10

Total allowance for loan losses	$276,097	100.00%	$302,348	100.00%	$273,791	100.00%	$236,574	100.00%	$140,074	100.00%

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

On December 10, 2013, the OCC, the FDIC, the FRB, the SEC and the Commodity Futures Trading Commission (“CFTC”) released final rules to implement Section 619 of the Reform Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Any such prohibited investments are required to be disposed of by July 21, 2015. At December 31, 2013, we were not engaged in any activities, nor did we have any ownership interests in any funds, that are prohibited under the Volcker Rule. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities. During 2012, we purchased $407.8 million of investment-grade corporate bonds.

At December 31, 2013, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

We invest primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities. During 2012 we purchased $407.8 million of investment-grade corporate bonds.

At December 31, 2013, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

We also have an investment in Federal Home Loan Bank of New York (“FHLB”) stock for $347.1 million at December 31, 2013. We have evaluated our investment in FHLB stock for impairment which includes a review of the financial statements and capital balances of FHLB. FHLB is in compliance with its regulatory capital to assets ratio and liquidity requirements. We have also considered the structure of the federal home loan bank system, which enables the regulator of the federal home loan banks to reallocate debt among the members, so each federal home loan bank member has a potential obligation to repay the consolidated obligations issued by other federal home loan bank members. The FHLB structure has received support from the U.S. Treasury, which established a lending facility designed to provide secured funding on an as needed basis to government-sponsored enterprises, such as the FHLB. As a result of our review of the FHLB and the federal home loan bank system, we have noted that there were no issues that would result in impairment in our investment.

We classify investments as held to maturity or available for sale at the date of purchase based on our assessment of our internal liquidity requirements. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these securities to maturity. During 2013, we sold held to maturity securities with a carrying value of $311.4 million. These securities had less than 15% of the purchased par amount remaining at the time of sale. Available for sale securities are reported at fair value. We currently have no securities classified as trading securities.

Investment Securities. At both December 31, 2013 and December 31, 2012, investment securities classified as held to maturity had a carrying value of $39.0 million, all of which were callable by the issuer. Investments classified as available for sale amounted to $297.3 million at December 31, 2013 and $428.1 million at December 31, 2012. At December 31, 2013, the investment securities portfolio had a weighted-average rate of 1.49% and a fair value of approximately $340.0 million. During 2013 we purchased $298.0 million of investment securities all of which were issued by GSEs. During 2012 we purchased $407.8 million of investment securities all of which were investment-grade corporate bond issues. We sold these corporate bonds in 2013 as we repositioned our portfolio in anticipation of an increase in market interest rates. There were no calls of investment securities during 2013. As a result of low market interest rates, $500.0 million of investment securities were called during 2012. As of December 31, 2013, investment securities with an amortized cost of $298.2 million were pledged as collateral for securities sold under agreements to repurchase. Also, at December 31, 2013, we had $347.1 million in FHLB stock. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

The following table presents our investment securities activity for the years indicated:

	For the Year Ended December 31,
	2013	2012	2011
		(In thousands)
Investment securities:
Carrying value at beginning of year	$467,068	$546,378	$4,028,801

Purchases:
Available for sale	298,033	407,832	—
Calls:
Held to maturity	—	(500,000)	(3,400,000)
Maturities:
Held to maturity	(9,365)	—	—
Sales:
Available for sale	(405,703)	—	(80,000)
Premium (amortization) and discount accretion, net	(491)	(1,376)	5
Change in unrealized gain or (loss)	(13,248)	14,234	(2,428)

Net decrease in investment securities	(130,774)	(79,310)	(3,482,423)

Carrying value at end of year	$336,294	$467,068	$546,378

Mortgage-backed Securities. All of our mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2013, mortgage-backed securities classified as held to maturity totaled $1.78 billion, or 4.6% of total assets, while $7.17 billion, or 18.6% of total assets, were classified as available for sale. At December 31, 2013, the mortgage-backed securities portfolio had a weighted-average rate of 2.28% and a fair value of approximately $9.06 billion. Of the mortgage-backed securities we held at December 31, 2013, $7.40 billion, or 82.7% of total mortgage-backed securities, had adjustable rates and $1.55 billion, or 17.3% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2013, we held $234.0 million of fixed-rate REMICs, which constituted 2.6% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $1.67 billion during 2013 compared with $1.47 billion during 2012. At December 31, 2013, mortgage-backed securities with an amortized cost of $7.89 billion were used as collateral for securities sold under agreements to repurchase.

We sold $8.66 billion of mortgage-backed securities available for sale as part of a restructuring transaction completed in the first quarter of 2011 (the “Restructuring Transaction”) which included the extinguishment of $12.5 billion of structured putable borrowings. The extinguishment of the borrowings was funded by the sale of the mortgage-backed securities that had an average yield of 3.20% and $5.00 billion of new short-term fixed-maturity borrowings with an average cost of 0.66%. We decided to complete the Restructuring Transaction due to market events at that time, the unprecedented involvement of the U.S. government and the GSEs in the mortgage market and the continuance of historically low market interest rates, resulted in an environment in which our balance sheet as a whole and our assets in particular became less responsive to current market conditions. The extended low interest rate environment caused accelerated prepayment speeds on our mortgage-related assets resulting in interest rate risk and margin compression concerns for us.

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

While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of the mortgage-backed securities. At December 31, 2013, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the fair value of the collateral over the $100 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, as of December 31, 2011 we removed the mortgage-backed securities and the borrowings from our balance sheet and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, we maintained a reserve of $3.9 million against the receivable balance at December 31, 2013 and 2012. There can be no assurances as to the amount of the final settlement of this transaction.

The following table presents our mortgage-backed securities activity for the years indicated:

	For the Year Ended December 31,
	2013	2012	2011
		(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$11,017,499	$13,285,913	$24,034,909

Purchases:
Held to maturity	—	—	—
Available for sale	1,671,343	1,473,244	3,053,146
Principal payments:
Held to maturity	(877,505)	(1,133,484)	(1,808,661)
Available for sale	(2,337,327)	(2,560,457)	(2,791,747)
Sales:
Held to maturity	(311,380)	—	—
Available for sale	(4,820)	—	(8,964,385)
Mortgage-backed securities used as collateral for Lehman
Brothers, Inc. repurchase agreement	—	—	(114,005)
Premium (amortization) and discount accretion, net	(78,473)	(89,767)	(78,382)
Change in unrealized gain or (loss)	(127,318)	42,050	(44,962)

Net decrease in mortgage-backed securities	(2,065,480)	(2,268,414)	(10,748,996)

Carrying value at end of year	$8,952,019	$11,017,499	$13,285,913

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,
	2013			2012			2011
	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value	Carrying Value	Percent of Total (1)	Fair Value
	(Dollars in thousands)
Money market investments:
Federal funds sold and other overnight deposits	$4,190,809	100.00%	$4,190,809	$656,926	100.00%	$656,926	$560,051	100.00%	$560,051

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$39,011	11.60%	$42,727	$39,011	8.35%	$45,592	$539,011	98.65%	$545,761

Total held to maturity	39,011	11.60	42,727	39,011	8.35	45,592	539,011	98.65	545,761

Available for sale:
United States government- sponsored enterprises	290,194	86.29	290,194	—	—	—	—	—	—
Corporate bonds	—	—	—	420,590	90.05	420,590	—	—	—
Equity securities	7,089	2.11	7,089	7,467	1.60	7,467	7,368	1.35	7,368

Total available for sale	297,283	88.40	297,283	428,057	91.65	428,057	7,368	1.35	7,368

Total investment securities	$336,294	100.00%	$340,010	$467,068	100.00%	$473,649	$546,379	100.00%	$553,129

Mortgage-backed securities:
By issuer:
Held to maturity:
Pass-through certificates:
GNMA	$63,070	0.70%	$65,330	$73,546	0.67%	$76,378	$83,587	0.63%	$86,189
FNMA	402,848	4.50	427,950	856,840	7.78	918,252	1,154,638	8.69	1,233,237
FHLMC	1,123,029	12.55	1,189,844	1,619,119	14.69	1,722,010	2,132,408	16.05	2,257,772
REMICS:
FHLMC and FNMA	195,517	2.18	205,699	427,252	3.88	455,852	744,890	5.61	791,225

Total held to maturity	1,784,464	19.93	1,888,823	2,976,757	27.02	3,172,492	4,115,523	30.98	4,368,423

Available for sale:
Pass-through certificates:
GNMA	804,883	8.99	804,883	1,033,641	9.38	1,033,641	1,166,228	8.78	1,166,228
FNMA	3,890,723	43.47	3,890,723	4,135,635	37.54	4,135,635	4,468,029	33.63	4,468,029
FHLMC	2,433,438	27.18	2,433,438	2,811,850	25.52	2,811,850	3,452,156	25.98	3,452,156
REMICS:
FHLMC and FNMA	38,511	0.43	38,511	59,616	0.54	59,616	83,977	0.63	83,977

Total available for sale	7,167,555	80.07	7,167,555	8,040,742	72.98	8,040,742	9,170,390	69.02	9,170,390

Total mortgage-backed securities	$8,952,019	100.00%	$9,056,378	$11,017,499	100.00%	$11,213,234	$13,285,913	100.00%	$13,538,813

By coupon type:
Adjustable-rate	$7,401,916	82.68%	$7,490,495	$9,475,416	86.00%	$9,606,020	$11,176,049	84.12%	$11,330,814
Fixed-rate	1,550,103	17.32	1,565,883	1,542,083	14.00	1,607,214	2,109,864	15.88	2,207,999

Total mortgage-backed securities	$8,952,019	100.00%	$9,056,378	$11,017,499	100.00%	$11,213,234	$13,285,913	100.00%	$13,538,813

Total investment portfolio	$13,479,122		$13,587,197	$12,141,493		$12,343,809	$14,392,343		$14,651,993

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2013. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2013
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
	(Dollars in thousands)
Money market investments:
Federal funds sold and other overnight deposits	$4,190,809	0.25%	—	—%	—	—%	—	0%	$4,190,809	0.25%

Investment securities:
Held to maturity:
United States government- sponsored enterprises	—	—			—	—	$39,011	5.00	$39,011	5.00

Total held to maturity	—	—	—	—	—	—	39,011	5.00	39,011	5.00

Available for sale:
United States government	—	—	290,194	1.02%	—	%	—	—%	$290,194	1.02

Total available for sale	—		290,194	1.02	—		—		290,194	1.02

Total investment securities	—	—%	290,194	1.02%	—	—%	39,011	5.00%	329,205	1.49%

Mortgage-backed securities:
By issuer:
Held to maturity:
Pass-through certificates:
GNMA	$—	—%	$—	—%	$12,855	1.63%	$50,215	1.63%	$63,070	1.63%
FNMA	5	4.95	1,841	5.94	4,890	4.77	396,112	2.59	402,848	2.63
FHLMC	11	1.16	1,526	2.67	6,755	4.71	1,114,737	2.61	1,123,029	2.62
REMICS:
FHLMC and FNMA	—	—	—	—	1,177	4.92	194,340	4.24	195,517	4.24

Total held to maturity	16	2.34	3,367	4.46	25,677	3.19	1,755,404	2.76	1,784,464	2.77

Available for sale:
Pass-through certificates:
GNMA	—	—	—	—	—	—	804,883	2.27	804,883	2.27
FNMA	—	—	—	—	2,354	4.79	3,888,369	2.09	3,890,723	2.09
FHLMC	—	—	—	—	6,221	4.89	2,427,217	2.21	2,433,438	2.22
REMICS:
FHLMC and FNMA	—	—	—	—	—	—	38,511	3.10	38,511	3.10

Total available for sale	—	—	—	—	8,575	4.86	7,158,980	2.16	7,167,555	2.16

Total mortgage-backed securities	16	2.34%	3,367	4.46%	34,252	3.61%	8,914,384	2.27%	8,952,019	2.28%

By coupon type:
Adjustable-rate	11	1.16	1,468	1.87%	13,483	1.65%	7,386,954	2.13%	7,401,916	2.13%
Fixed-rate	5	4.95	1,899	6.46	20,769	4.88	1,527,430	2.96	1,550,103	2.99

Total mortgage-backed securities	$16	2.34%	$3,367	4.46%	$34,252	3.61%	$8,914,384	2.28%	$8,952,019	2.28%

Total	$4,190,825	0.25%	$293,561	1.06%	$34,252	3.61%	$8,953,395	2.29%	$13,472,033	1.66%

Sources of Funds

General. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. During 2013, we maintained lower deposit rates to manage deposit reductions at a time when we were experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields. Despite the increase in market interest rates in 2013, market interest rates remained at historically low levels during 2013 and as a result, we continued to reduce the size of our balance sheet, a process that began in 2012. We intend to restrain any future growth until the yields available on mortgage-related assets and investment securities increase and allow for more profitable growth. We intend to fund such future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Total deposits decreased $2.01 billion, or 8.6%, during 2013 due primarily to a decrease of $1.45 billion in our money market accounts, a decrease of $547.1 million in our time deposit accounts, and a decrease of $91.2 million in our interest-bearing transaction accounts. The decrease in our money market accounts and time deposits is primarily due to maintaining lower deposit rates to manage deposit reductions while we experience excess liquidity from prepayment activity and limited investment opportunities. These decreases were partially offset by an increase of $61.0 million in our savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 42.2% of total deposits as of December 31, 2013 compared with 44.9% as of December 31, 2012. The aggregate balance in our time deposit accounts was $12.40 billion as of December 31, 2013 compared with $12.95 billion as of December 31, 2012. Time deposits with remaining maturities of less than one year amounted to $7.49 billion at December 31, 2013 compared with $7.64 billion at December 31, 2012. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Total deposits at beginning of year	$23,483,917	$25,507,760	$25,173,126
Net (decrease) increase in deposits	(2,193,979)	(2,262,527)	6,120
Interest credited	182,391	238,684	328,514

Total deposits at end of year	$21,472,329	$23,483,917	$25,507,760

Net (decrease) increase	$(2,011,588)	$(2,023,843)	$334,634

Percent (decrease) increase	(8.57)%	(7.93)%	1.33%

At December 31, 2013, we had $5.12 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
3 months or less	$1,062,369
Over 3 months through 6 months	864,900
Over 6 months through 12 months	985,208
Over 12 months	2,204,716

Total	$5,117,193

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2013			2012			2011
	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate
	(Dollars in thousands)
Savings	$1,009,237	4.70%	0.15%	$948,194	4.04%	0.25%	$870,887	3.41%	0.49%
Interest-bearing demand	2,208,985	10.29	0.24	2,300,145	9.79	0.33	1,984,962	7.78	0.68
Money market	5,188,632	24.16	0.20	6,634,308	28.25	0.35	8,456,020	33.15	0.87
Noninterest-bearing demand	661,221	3.08	—	649,925	2.77	—	604,449	2.37	—

Total	9,068,075	42.23	0.19	10,532,572	44.85	0.32	11,916,318	46.71	0.77

Time deposits:
Time deposits $100,000 and over	5,117,193	23.83	1.29	5,171,558	22.02	1.38	5,254,687	20.61	1.67
Time deposits less than $100,000	5,915,254	27.55	1.05	6,385,130	27.19	1.17	6,931,362	27.17	1.43
Qualified retirement plans	1,371,807	6.39	1.44	1,394,657	5.94	1.53	1,405,393	5.51	1.77

Total time deposits	12,404,254	57.77	1.19	12,951,345	55.15	1.29	13,591,442	53.29	1.56

Total deposits	$21,472,329	100.00%	0.77%	$23,483,917	100.00%	0.85%	$25,507,760	100.00%	1.19%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
	Amount	Amount	Amount
Time deposit accounts:
0.50% or less	$2,792,287	$2,495,055	$310
0.51% to 1.00%	4,954,935	4,455,625	5,968,954
1.01% to 1.50%	1,682,361	2,591,004	2,501,696
1.51% to 2.00%	856,167	765,595	1,165,895
2.01% to 2.50%	808,720	1,054,713	1,899,498
2.51% to 3.00%	328,296	499,653	948,342
3.01% and over	981,488	1,089,700	1,106,747

Total	$12,404,254	$12,951,345	$13,591,442

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2013.

	Period to Maturity from December 31, 2013
	Within three months	Over three to six months	Over six months to one year	Over one to two years	Over two to three years	Over three years	Total
	(In thousands)
Time deposit accounts:
0.50% or less	$1,341,093	$837,044	$613,962	$171	$17	$—	$2,792,287
0.51% to 1.00%	927,031	1,238,686	1,341,507	1,445,361	1,927	423	$4,954,935
1.01% to 1.50%	409,330	140,371	87,664	627,011	208,370	209,615	$1,682,361
1.51% to 2.00%	19,589	18,022	9,622	18,435	212,500	577,999	$856,167
2.01% to 2.50%	2,874	6,336	63,183	292,854	443,455	18	$808,720
2.51% to 3.00%	43,528	55,892	20,576	208,278	22	—	$328,296
3.01% and over	66,472	60	243,247	671,697	12	—	$981,488

Total	$2,809,917	$2,296,411	$2,379,761	$3,263,807	$866,303	$788,055	$12,404,254

Weighted average rate	0.68%	0.74%	1.11%	1.70%	2.00%	1.59%	1.19%

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

Borrowed funds at December 31 are summarized as follows:

	2013		2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45
Advances from the FHLB	5,225,000	4.77	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$64,061		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the year	$6,950,000	$6,950,000	$9,127,800

Maximum balance outstanding at any month-end during the year	$6,950,000	$6,950,000	$14,750,000

Weighted average rate during the period	4.51%	4.52%	4.37%

FHLB Advances:
Average balance outstanding during the year	$5,225,000	$6,623,094	$13,349,342

Maximum balance outstanding at any month-end during the year	$5,225,000	$7,875,000	$14,875,000

Weighted average rate during the period	4.84%	4.02%	3.44%

Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. At December 31, 2013, we had $6.4 billion of borrowed funds with put dates within one year, including $4.0 billion that can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

We did not enter into any new repurchase agreements during 2013.

The scheduled maturities and potential put dates of our borrowings as of December 31, 2013 are as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$6,400,000	4.44%
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	—	—

Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,
	2013	2012	2011
	(In thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$298,190	$—	$500,000
Mortgage-backed securities	7,886,833	8,672,162	8,467,397

Total amortized cost of collateral	$8,185,023	$8,672,162	$8,967,397

Fair value of collateral:
United States government-sponsored enterprise securities	$290,194	$—	$500,464
Mortgage-backed securities	8,045,674	8,991,053	8,747,418

Total fair value of collateral	$8,335,868	$8,991,053	$9,247,882

Subsidiaries

Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, has two wholly owned and consolidated subsidiaries: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualify as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended, and had $2.16 billion and $9.7 million, respectively, of residential mortgage loans outstanding at December 31, 2013.

HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel

As of December 31, 2013, we had 1,458 full-time employees and 123 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). On July 21, 2010, President Obama signed the Reform Act. Pursuant to the Reform Act, on July 21, 2011, the OTS effectively merged into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies. As a result, Hudson City Savings is now regulated, examined and supervised by the OCC and Hudson City Bancorp is now regulated, examined and supervised by the FRB.

Hudson City Savings must file reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess Hudson City Savings’ compliance with various regulatory requirements. The OCC has primary enforcement responsibility over Hudson City Savings and has substantial discretion to impose an enforcement action if Hudson City Savings fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances. We are also subject to supervision, examination and regulation by the Consumer Financial Protection Bureau (“CFPB”).

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

Informal Regulatory Agreement – Memorandum of Understanding. On March 30, 2012, the Bank entered into the Bank MOU with the OCC, which is substantially similar to and replaced the memorandum of understanding the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company entered into the Company MOU with the FRB on April 24, 2012, which is substantially similar to and replaced the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. Under the Company MOU the Company was required to submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

The Board and management are continuing to implement the items required by the Bank MOU and the Company MOU, including proceeding with the implementation of our Strategic Plan. However, a finding by our regulators that the Company or the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth, the Merger or other aspects of our business.

Regulatory Reform. On July 21, 2010, the President signed into law the Reform Act. The Reform Act imposes new restrictions and extends the framework of regulatory oversight for financial institutions, including depository institutions. In addition, the Reform Act changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC, effective July 21, 2011. Savings and loan holding companies are now regulated by the FRB. The Reform Act also created the CFPB, which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets for consumer protection purposes. The CFPB has examination and enforcement authority with respect to compliance with such federal consumer financial protection laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. Investigations may be conducted jointly with the federal bank regulatory agencies (the “Agencies”), and the CFPB may bring an administrative enforcement proceeding or civil actions in Federal district court. As a new independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

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

The following aspects of the Reform Act are related to the operations of Hudson City Bancorp:

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

Consumer Financial Protection Bureau Regulation of Mortgage Origination and Servicing. On July 21, 2011, the CFPB took over rulemaking responsibility for the federal consumer financial protection laws, such as the Real Estate Settlement Procedures Act, or Regulation X, and the Truth in Lending Act, or Regulation Z, among others. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with such federal consumer financial protections laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates the federal consumer financial laws. In January 2013, the CFPB issued a series of final rules, described below, related to mortgage loan origination and mortgage loan servicing, which went into effect on January 10, 2014. Compliance with these rules has increased our overall regulatory compliance costs, which are included in non-interest expense.

Ability to Pay Rules. The CFPB adopted final rules, referred to as the “Ability to Pay Rules,” that (i) prohibit creditors, such as Hudson City Savings, from extending mortgage loans without regard for the consumer’s ability to repay, (ii) specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments and (iii) establish certain protections from liability for loans that meet the requirements of a “Qualified Mortgage.” Previously, Regulation Z prohibited creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay. The Ability to Pay Rules extend application of this requirement to all loans secured by dwellings, not just higher-priced mortgages.

As defined by the CFPB, a Qualified Mortgage is a mortgage that meets the following standards prohibiting or limiting certain high risk product and features:

(1)	No excessive upfront points and fees – generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed;

(2)	No toxic loan features – prohibited features are: interest only-loans, negative-amortization loans, terms beyond 30 years and balloon loans; and

(3)	Limited on debt-to-income ratios – borrowers’ total debt-to-income ratios must be no higher than 43%.

Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the ability-to-pay rule. There are two levels of liability protections for Qualified Mortgages: the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are lower-priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor qualified mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the ability-to-repay rule. Rebuttable Presumption qualified mortgages are loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the ability-to-pay rule while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. In addition, Qualified Mortgages are exempt from the new appraisal requirement rules described below under “Appraisal Rules.”

As a result of these final rules, beginning in January 2014, we only originate mortgage loans that meet the requirements of a “qualified mortgage” except we may continue to originate interest-only loans, subject to our compliance with the ability to repay provisions of the rule.

Mortgage Servicing Rules. The CFPB also issued final rules concerning mortgage servicing standards, which amend both Regulation X and Regulation Z. The Regulation X rule requires servicers to provide certain information to borrowers, to provide protections to such borrowers in connection with force-placed insurance, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers, and to evaluate borrowers’ applications for available loss mitigation options. The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts.

Loan Originator Qualification and Compensation Rule. The CFPB also issued a final rule implementing requirements and restrictions imposed by the Reform Act concerning, among other things, qualifications of individual loan originators and the compensation practices with respect to such persons. The rule prohibits loan origination organizations from basing compensation for themselves or individual loan originators on any of the origination transaction’s terms or conditions and prohibits such persons from receiving compensation from another person in connection with the same transaction. The rule also imposes duties on loan originator organizations to ensure that their individual loan originators meet certain licensing or qualification standards and extends existing recordkeeping requirements.

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

These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security unless the debt securities may be sold with reasonable promptness at a price that corresponds reasonably to their fair value and such securities are investment grade, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. Hudson City Savings may also establish service corporations that may engage in activities not otherwise permissible for Hudson City Savings, including certain real estate equity investments and securities and insurance brokerage activities.

Capital Requirements. The OCC capital regulations currently require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4.0% (3.0% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8.0% total risk-based capital ratio. Under the Final Capital Rules (described below), which will go into effect for Hudson City Savings on January 1, 2015, a federally chartered savings bank must also maintain a minimum common equity tier 1 capital ratio of 4.5%, and the minimum Tier 1 risk-based capital ratio has been increased from 4.0% to 6.0%. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Hudson City Savings, as a matter of prudent management, targets as its goal the maintenance of capital ratios that exceed these minimum requirements and that are consistent with Hudson City Savings’ risk profile. Generally, under existing risk-based and leverage capital rules, banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, banking organizations may reduce the amount of goodwill arising from a taxable business combination that they may deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. We have no deferred tax liabilities associated with goodwill and, as a result, the full amount of our goodwill is deducted from Tier 1 capital.

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

At December 31, 2013, Hudson City Savings exceeded each of the applicable capital requirements as shown in the following table:

			OCC Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Tangible capital	$4,145,444	10.82%	$574,791	1.50%	n/a	n/a
Leverage (core) capital	4,145,444	10.82	1,532,777	4.00	$1,915,971	5.00%
Total-risk-based capital	4,361,710	25.31	1,378,687	8.00	1,723,359	10.00

December 31, 2012
Tangible capital	$4,059,774	10.09%	$603,356	1.50%	n/a	n/a
Leverage (core) capital	4,059,774	10.09	1,608,950	4.00	$2,011,188	5.00%
Total-risk-based capital	4,309,575	21.59	1,596,842	8.00	1,996,053	10.00

The Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. As a result, we will become subject to consolidated capital requirements which we have not been subject to previously.

In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The Basel III capital rules will be implemented through regulations issued by the Agencies.

In July 2013, the OCC and the FRB issued their final regulatory capital rules, which subjects all federal savings associations and their FRB regulated holding companies, including Hudson City Savings and Hudson City Bancorp, to a new consolidated regulatory capital framework (the “Final Capital Rules”). The Final Capital Rules are consistent with the parallel interim final regulatory capital rule published by the FDIC in September 2013.

The Final Capital Rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%.

Furthermore, the Final Capital Rules add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. Failure to maintain the Conservation Buffer will result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. If a banking organization’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from Hudson City Savings. If we do not receive sufficient cash dividends from Hudson City Savings, then we may not have sufficient funds to pay dividends or repurchase our common stock.

Moreover, the Final Capital Rules revise existing and establish new risk weights for certain exposures, including, among other exposures, residential mortgage loans, commercial loans, which generally include commercial real estate loans, multi-family loans, past due loans and GSE exposures. Under the Final Capital Rules, residential mortgage loans guaranteed by the U.S. government or its agencies maintain their current risk-based capital treatment (a risk weight of 0% for those unconditionally guaranteed and a risk weight of 20% for those that are conditionally guaranteed). Residential mortgage loans secured by a first-lien on an owner-occupied or rented one-to four-family residential property that meet prudential underwriting standards, are not 90 days or more past due or carried on non-accrual status, and that are not restructured or modified have a risk weight of 50%. All other residential mortgage loans have a risk weight of 100%. Under the Final Capital Rules, pre-sold construction loans have a risk weight of 50%, unless the purchase contract is cancelled, in which case the risk weight is 100%. Multi-family mortgage loans have a risk weight of 50%. High-volatility commercial real estate exposures have a risk weight of 150%, preferred stock issued by a GSE has a risk weight of 100% and exposures to GSEs that are not equity exposures have a risk weight of 20%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets (each as described above) under the Final Capital Rules will be phased in to allow banking organizations time to meet the new capital standards, with the initial provisions effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations.

The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests. On October 9, 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion (the “Stress Test Rule”). Hudson City must conduct its first stress test using financial data as of September 30, 2013 and report the results of the stress test to the OCC on or before March 31, 2014. In addition, between June 15th and 30th, beginning in 2015, the Bank will be required to publicly disclose a summary of the results of the stress test conducted in the prior year. The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight, and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule.

In addition, in May 2012, the Agencies adopted final supervisory guidance which outlines high-level principles for stress testing practices, applicable to all banking organizations with more than $10 billion in total consolidated assets. The proposed guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning. This guidance is applicable to a company’s general stress testing activities and does not implement the stress testing requirements imposed by the Reform Act, which is covered by separate rulemaking by the Agencies (as described above).

The Volcker Rule. In December 2013, the Agencies, the SEC and the CFTC (the “Regulators”) adopted final rules implementing Section 619 of the Reform Act. Section 619 and the final implementing rules are, commonly known as the “Volcker Rule.” All banking organizations were granted until July 21, 2015 to conform their activities and investments to the requirements of the final Volcker Rule.

The Volcker Rule prohibits banking entities from acquiring and retaining an ownership interest in, sponsoring, or having certain relationships with a “covered fund.” The Volcker Rule generally treats as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the “1940 Act”), but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. In addition to prohibiting a banking entity from sponsoring or having an ownership interest in a covered fund, the Volker Rule also limits the term of relationships between banking entities and covered funds, and imposes new disclosure obligations for covered funds serviced by banking entities. The Volcker Rule also imposes corporate governance, compliance and control program, record keeping, regulatory reporting, training and audit requirements on banking entities. These requirements become more stringent and detailed based upon the size of the banking organization and scope and nature of its activities. Under the Volcker Rule, banking entities are also prohibited from engaging in proprietary trading.

The Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in proprietary trading, does not have any ownership interest in any funds that are not permitted under the Volcker Rule and does not engage in any other the activities prohibited by the Volcker Rule. As a depositary institution with over $ 10 billion in assets, we will need to adopt additional policies and systems to ensure compliance with the Volcker Rule. The costs of developing and implementing such policies and systems are not expected to be material.

Interest Rate Risk. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), required that the Agencies revise their risk-based capital standards to take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OCC regulations do not include a specific interest rate risk component of the risk based capital requirement. However, the OCC expects all federal savings associations to have an independent interest rate risk measurement process in place that measures both earnings and capital at risk, as described in the IRR Advisory and the 1996 IRR policy statement (each described below).

In June 1996, the Agencies adopted a Joint Agency Policy Statement on interest rate risk (the “1996 IRR policy statement”). The 1996 IRR policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk. The 1996 IRR policy statement also outlines fundamental elements of sound management that have been identified in prior regulatory guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process that effectively identifies, measures and controls interest rate risk.

In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the “IRR Advisory”) to remind institutions of the supervisory expectations regarding sound practices for managing interest rate risk. While some degree of interest rate risk is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control interest rate risk exposures, and interest rate risk management should be an integral component of an institution’s risk management infrastructure. The Agencies expect all institutions to manage their interest rate risk exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the interest rate risk exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure interest rate risk exposure, including simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates, as well as simulation modeling to measure interest rate risk exposure. Institutions are encouraged to use the full complement of analytical capabilities of their interest rate risk simulation models. The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of interest rate risk management. The IRR Advisory indicates that institutions should regularly assess interest rate risk exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points, as compared to up and down 200 basis points, which has been the general practice) across different tenors to reflect changing slopes and twists of the yield curve.

The IRR Advisory emphasizes that effective interest rate risk management not only involves the identification and measurement of interest rate risk, but also the appropriate actions to control this risk. The adequacy and effectiveness of an institution’s interest rate risk management process and the level of its interest rate risk exposure are critical factors in the Agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.

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

An undercapitalized bank is required to file a capital restoration plan with the OCC within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by every parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

1.	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized”; and

2.	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OCC regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10.0% or greater and its Tier 1 risk-based capital ratio is 6.0% or greater, and its leverage ratio is 5.0% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2013, Hudson City Savings met the applicable requirements to be considered “well capitalized”. Under the Final Capital Rules (described above), which will go into effect for Hudson City Savings on January 1, 2015, to be well capitalized, an insured depository institution must also maintain a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and the minimum Tier 1 risk-based capital ratio needed to be considered well capitalized was increased from 6.0% to 8.0%.

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

In determining the deposit insurance assessment to be paid by insured depository institutions,, the FDIC generally assigns an institution to one of four risk categories based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, assessment rates depend on a combination of long-term debt issuer ratings, CAMELS component ratings and financial ratios. In addition, an institution’s base assessment rate is generally subject to following adjustments: (i) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (ii) an increase for brokered deposits above a threshold amount and (iii) an increase for unsecured debt held that is issued by another insured depository institution. The FDIC also annually establishes a designated reserve ratio (“DRR”) of estimated insured deposits. The DRR will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011 1. The FDIC is authorized to change deposit insurance assessment rates as necessary, to maintain the DRR, , without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative.

As a result of the failures of a number of banks and thrifts, during the financial crisis, there was a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum DRR of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of eight years.

The Reform Act gave the FDIC much greater discretion to manage the DIF, including where to set the DRR. Among other things, the Reform Act (i) raises the minimum reserve, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the reserve ratio (which was formerly capped at 1.5%); (ii) requires that the fund reserve ratio reach 1.35% by September 30, 2020; and (iii) requires that the FDIC offset the effect of requiring the reserve ratio to reach 1.35% on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets, such as Hudson City Savings. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

For 2013, Hudson City Savings had an assessment rate of approximately 17.86 basis points resulting in a deposit insurance assessment of $71.2 million. The deposit insurance assessment rates are in addition to the FICO payments. Total expense for 2013, including the FICO assessment, was $73.5 million.

In November 2009, the FDIC adopted a final rule which required insured depository institutions to prepay their projected quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and

2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009, which for Hudson City Savings totaled $162.5 million.

The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $2.3million in 2013.

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

Loans to One Borrower. Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2013, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $7.9 million. These loans were restructured during 2010 to allow for a deferment of principal payments. These loans were not performing in accordance with the restructuring agreement which resulted in a charge-off of $873,000 during the year ended December 31, 2012. These loans are included in troubled debt restructurings and classified as substandard at December 31, 2013. The borrower has no affiliation with Hudson City Savings.

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

Prior to January 10, 2014, we purchased and originated reduced documentation loans (including interest-only reduced documentation loans). However, as of January 10, 2014, we no longer purchase or originate such loans. In addition, we do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2013 and 2012, originations of reduced documentation loans totaled $780.2 million and $895.7 million, respectively, of which all were one-to four-family loans. Included in our loan portfolio at December 31, 2013 are $4.27 billion of amortizing reduced documentation loans and $826.5 million of reduced documentation interest-only loans. See “Residential Mortgage Lending,” and “Item 7 – Management’s Discussion and Analysis – Asset Quality.”

We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Appraisal Rules. In January 2013, pursuant to the Reform Act, the Agencies issued final rules on appraisal requirements for higher-priced mortgage loans which became effective in January 2014. For mortgage loans with an annual percentage rate the exceeds a certain threshold, the Bank must obtain an appraisal using a licensed or certified appraiser. The appraiser must prepare a written appraisal report based on a physical inspection of the interior of the property. The Bank must also then disclose to applicants information about the purpose of the appraisal and provide them with a free copy of the appraisal report. “Qualified mortgages” are exempt from these appraisal requirements.

Qualified Thrift Lender (“QTL”) Test. The HOLA requires savings associations to meet a Qualified Thrift Lender (the “QTL test”). Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2013, Hudson City Savings held 98.3% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2013. Therefore, Hudson City Savings qualified under the QTL test.

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

The OCC regulates all capital distributions by Hudson City Savings directly or indirectly to Hudson City Bancorp, including dividend payments. A federal savings association, such as Hudson City Savings, must file a notice or seek affirmative approval from the OCC at least 30 days prior to each proposed capital distribution. Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under the OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Currently, Hudson City Savings must seek approval from the OCC for future capital distributions. In addition, as a subsidiary of a savings and loan holding company, Hudson City Savings must receive approval from the FRB before declaring a dividend.

During 2013, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Hudson City Savings paid dividends to Hudson City Bancorp totaling $100.0 million in 2013.

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

Assessments. The OCC charges assessments to recover the cost of examining federal savings banks and their affiliates. We also pay semi-annual assessments for the holding company. We paid a total of $6.1 million in assessments for the year ended December 31, 2013.

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

Federal Home Loan Bank System

Hudson City Savings is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Bank provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of Federal Home Loan Banks. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and Hudson City Savings, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2013, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets. Federal Home Loan Bank system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

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

Federal Savings and Loan Holding Company Regulation

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

Restrictions Applicable to All Savings and Loan Holding Companies. Except under limited circumstances, Federal law prohibits a savings and loan holding company, including Hudson City Bancorp, directly or indirectly, from:

•	acquiring control (as defined under HOLA) of another savings institution (or a holding company parent) without prior FRB approval;

•	acquiring, through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior FRB approval;

•	acquiring or retaining more than 5% of the voting shares of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or

•	acquiring or retaining control of a depository institution that is not federally insured.

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

Other Holding Company Restrictions. Pursuant to the terms of the Company MOU, we are required to seek approval from the FRB at least 30 days prior to declaring any future cash dividend. Each dividend request submitted to the FRB must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. This process enables the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (i) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (ii) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

As discussed above, the Reform Act requires the Agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. In addition, the Reform Act specifically authorizes the FRB to issue regulations relating to capital requirements for savings and loan holding companies. As described above, in October 2013, the OCC and the FRB published the Final Capital Rules, which subject all federal savings associations and their FRB regulated holding companies, including Hudson City Savings and Hudson City Bancorp, to a new consolidated regulatory capital framework. As a result, effective January 1, 2015, we will become subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Hudson City Savings.

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

In addition to the stress test requirements applicable to these 19 bank holding companies, under the final rule institutions, such as Hudson City Bancorp, are required to conduct annual stress tests as of September 30th. Institutions with less than $50 billion in assets, such as Hudson City Bancorp, are required to submit regulatory reports to the FRB on their stress tests by March 31st. A summary of the company-run stress tests is required to be published.

In September of 2013, the FRB issued an interim final rule to clarify how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the next cycle of capital plan submissions and stress tests and provides a one-year transition period during which bank holding companies with more than $10 billion but less than $50 billion in total consolidated assets would not be required to reflect the Final Capital Rules in their stress tests for the stress test cycle that begins October 1, 2013. In this interim final rule, the FRB is providing bank holding companies with total consolidated assets of more than $10 but less than $50 billion with a one-year transition period to incorporate the revised capital framework into their company-run stress tests. With respect to the stress test cycle that began on October 1, 2013, these companies will estimate their pro forma capital levels and ratios over the planning horizon using the capital rules in effect as of the beginning of the stress test cycle beginning on October 1, 2013, and will not reflect the impact of the revised capital framework in their company-run stress tests. In particular, for this stress test cycle, these companies will not calculate common equity tier 1 capital as defined in the revised capital framework or incorporate the effects of any changes to the definition of capital, any new or additional deductions from capital, or any changes to the calculation of risk-weighted assets.

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

TAXATION

Federal

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings or Hudson City Bancorp. For federal income tax purposes, Hudson City Bancorp reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis. The Company’s tax returns are currently under audit by the Internal Revenue Service for the tax years 2009, 2010 and 2011.

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

State

New Jersey State Taxation. Hudson City Savings files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax at a rate of 9.00%. Savings institutions must also calculate, as part of their corporate tax return, an Alternative Minimum Assessment (“AMA”), which for Hudson City Savings is based on New Jersey gross receipts. Hudson City Savings must calculate its corporate business tax and the AMA, then pay the higher amount. In future years, if the corporate business tax is greater than the AMA paid in prior years, Hudson City Savings may apply the prepaid AMA against its corporate business taxes (up to 50% of the corporate business tax, subject to certain limitations). Hudson City Savings is not currently under audit with respect to its New Jersey income tax returns. During 2011, the State of New Jersey completed an audit of the Bank’s tax returns for tax years 2007, 2008 and 2009.

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

New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.00% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Hudson City Savings. During 2013, the State of New York completed an audit of the Bank’s tax returns for tax years 2006 through 2008.

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

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Merger Agreement by Hudson City Bancorp stockholders, approval of the issuance of M&T Common Stock in connection with the Merger by M&T shareholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the Merger, approval of the shares of M&T Common Stock to be issued to Hudson City stockholders for listing on the NYSE, the continued

accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. Hudson City Bancorp stockholders have approved the Merger Agreement and M&T’s stockholders have approved the issuance of M&T Common Stock. However, if the remaining conditions to the closing of the Merger are not fulfilled, the Merger may not be completed.

On April 12, 2013, M&T and Hudson City Bancorp announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger due to concerns raised by the FRB regarding M&T’s BSA/AML procedures, systems and processes. On April 13, 2013, M&T and Hudson City Bancorp entered into Amendment No. 1 to the Merger Agreement, extending the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed, to January 31, 2014. On December 17, 2013, M&T and the Company announced that additional time will be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger as M&T continues to address the Federal Reserve’s concerns with M&T’s BSA/AML procedures, systems and processes, and that the earliest the Merger could be completed is the latter half of 2014. As a result, M&T and the Company entered into Amendment No. 2 to the Merger Agreement, which extends the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed, from January 31, 2014 to December 31, 2014. In accordance with Amendment No. 2, the Company may elect to terminate the Merger Agreement at any time if the Company reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to December 31, 2014. There can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Termination of the Merger Agreement could negatively impact Hudson City.

If the Merger Agreement is terminated, Hudson City Bancorp’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and Hudson City Bancorp’s board of directors seeks another merger or business combination, Hudson City Bancorp stockholders cannot be certain that Hudson City Bancorp will be able to find a party willing to offer equivalent or more attractive consideration than the consideration M&T has agreed to provide in the Merger.

Hudson City Bancorp stockholders who make elections to receive cash, stock or mixed consideration in the Merger will be unable to sell their shares in the market pending the Merger.

Hudson City Bancorp stockholders may elect to receive cash, stock or mixed consideration in the Merger by completing an election form that will be provided to stockholders. Elections will require that stockholders making the election turn in their Hudson City Bancorp stock certificates. This means that during the time between when the election is made and the date the Merger is completed, Hudson City Bancorp stockholders will be unable to sell their Hudson City Bancorp common stock. If the election forms are returned by Hudson City Bancorp stockholders and then the Merger is unexpectedly delayed, this period could extend for a significant period of time. Hudson City Bancorp stockholders can shorten the period during which they cannot sell their shares by delivering their election shortly before the election deadline. However, elections received after the election deadline will not be accepted or honored.

Hudson City will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Hudson City. These uncertainties may impair Hudson City’s ability to attract, retain and motivate key personnel until the

Merger is completed, and could cause customers and others that deal with Hudson City to seek to change existing business relationships with Hudson City. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Hudson City’s business could be negatively impacted. In addition, the Merger Agreement still restricts Hudson City from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of M&T. These restrictions may prevent Hudson City from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Successful implementation of our Strategic Plan may be difficult during the pendency of the Merger and we may not be able to fully execute on our new initiatives.

Hudson City has historically been a community and consumer oriented retail savings bank, offering traditional deposit products and focusing on one- to four-family residential mortgages. However, the recent economic downturn made it difficult for us to profitably grow our business in the same manner as in the past. Prior to the announcement of the Merger, we retained an outside consultant to assist management in developing the Strategic Plan. The operational core of the Strategic Plan is the expansion of our loan and deposit product offerings over time to create more balanced sources of revenue and funding and includes initiatives such as secondary mortgage market operations, commercial real estate lending, the introduction of small business banking products and developing a more robust suite of consumer banking products.

In the event the Merger is not completed, our future success will depend on our ability to effectively implement our Strategic Plan. There are risks and uncertainties associated with the implementation and execution of the Strategic Plan initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable, and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals, which may be difficult during the pendency of the Merger, to help manage these new operations. In addition, successful execution of the initiatives will require satisfactory market conditions that will allow us to profitably grow these new businesses. While we expect to incur start up expenses for our prioritized initiatives throughout 2014, we do not expect to realize revenues from these efforts until the latter part of 2014. Our revenues and operating results may be adversely affected if we experience further delays or we are unable to successfully implement the strategic initiatives set forth in the Strategic Plan.

Future balance sheet restructuring would adversely affect our net income.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is currently considering a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect any restructuring to result in a decrease in the size of our balance sheet and a material charge to earnings, though we also expect an improvement in net interest margin and future earnings prospects.

New and future rulemaking from the Consumer Financial Protection Bureau (the “CFPB”) may have a material effect on our loan production and on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

Pursuant to the Reform Act, in January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. These final rules went into effect in January 2014 and prohibit creditors, such as Hudson City Savings Bank, from extending mortgage loans without regard for the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” In addition, these rules add restrictions and requirements to mortgage origination and servicing practices and restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules required us to change our underwriting practices and in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for qualified mortgages. During 2013, 22% of our total loan production consisted of reduced documentation loans. As a result, we expect that these rules will adversely affect the volume of mortgage loans that we underwrite and may subject the Bank to increased potential liability related to its residential loan origination activities.

Multi-family and commercial real estate lending may expose us to increased lending risks.

As part of our Strategic Plan, beginning in the second half of 2014, we intend to commence diversifying our loan portfolio through the purchase and origination of commercial real estate loans and interests in such loans. Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

To the extent we originate multi-family and commercial real estate mortgage loans in areas other than the New York metropolitan area, we could be subject to additional risks with respect to multi-family and commercial real estate mortgage lending in those areas since we have less direct oversight of the local market and the borrowers’ operations.

New lines of business or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business.

From time to time and in accordance with our Strategic Plan, we plan to implement new lines of business and offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we will invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Our net interest margin may contract further in the current interest rate environment and changes in interest rates could adversely affect our results of operations and financial condition.

The current protracted low interest rate environment has resulted in a continued trend of net interest margin compression. During this period of low market interest rates, elevated levels of prepayments and refinancings have resulted in a decrease in the yields earned on our interest-earning assets while our interest-bearing liabilities are repricing at a slower rate and include borrowings that are not expected to reprice in the near-term. Throughout 2013 we experienced declines in net interest income in each quarter. We expect net interest income to continue to decline in the current environment.

The FOMC noted that economic activity has been expanding at a moderate pace. The FOMC noted that some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate, which has declined, remains elevated. Household spending and business fixed investment advanced, while the housing sector has slowed in recent months. The national unemployment rate decreased to 6.7% in December 2013 from 7.8% in December 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%. The FOMC anticipates that it likely will be appropriate to maintain the current federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal.

The FOMC decided to reduce the rate of purchases of agency mortgage-backed securities to $30.0 billion per month from $35.0 billion per month and to reduce purchases of longer-term Treasury securities to $35.0 billion per month from $40.0 billion per month. The FOMC also noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, promote a stronger economy and help to ensure that inflation, over time, is at the rate most consistent with the FOMC’s dual mandate regarding both inflation and unemployment.

We expect that the actions of the FOMC will place additional downward pressure on our net interest margin as our interest-earning assets continue to re-price to lower levels, primarily as a result of elevated levels of prepayments, and as we continue to experience a lack of attractive reinvestment opportunities due to low market interest rates.

We are required to comply with the terms of the Bank MOU and the Company MOU that we have entered into with our regulators, and lack of compliance could result in additional regulatory enforcement actions.

The Bank entered into a MOU with the OCC on March 31, 2012 which was reviewed and approved by the Bank’s Board of Directors and which is substantially similar to and replaced the MOU the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank will continue to evaluate, refine and implement enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our capital plan. In addition, we developed the Strategic Plan which establishes objectives and strategies for achieving those objectives.

The Company entered into a MOU with the FRB on April 24, 2012 which is substantially similar to and replaced the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain written approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. Under the Company MOU the Company was required to submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

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

Pursuant to the Reform Act, in July 2013, the Agencies adopted the Final Rules to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in Basel III as well as the requirements of the Reform Act. Among other things, the Final Capital Rules establish a new minimum common equity Tier 1 risk-based capital ratio of 4.5% and increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%. In addition, the Final Capital Rules add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets and provide that the failure to maintain the Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. The Final Capital Rules are described in more detail in “Regulation of Hudson City Savings Bank and Hudson City Bancorp” above.

While we are continuing to review the impact of the Final Capital Rules, there can be no assurance that the Final Capital Rules will not have a material impact on our business, financial condition and results of operations. In addition, the failure to meet the established capital requirements could result in the Agencies placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

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

Pursuant to the terms of the Company MOU, we are required to seek approval from the FRB at least 30 days prior to declaring any future cash dividend. Each dividend request submitted to the FRB must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. This process will enable the FRB to comment on, object to or otherwise prohibit us from paying the proposed dividend. The supervisory guidance issued by the FRB states that we should either eliminate, defer or significantly reduce dividends if (i) our net income available to common shareholders over the past year is insufficient to fully fund a dividend, (ii) our prospective rate of earnings retention is not consistent with our capital needs and our overall current or prospective financial condition or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the economy.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including the level of short-term and long-term interest rates, decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government, the strength of the economy in the United States generally and in the Company’s market area in particular, and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2013, approximately 99% of our total loans are residential first mortgage loans and approximately 85% of our total loans are in the New York metropolitan area.

Financial institutions continue to be affected by the sharp declines in the real estate market that occurred over the last several years as well as the effects of the recent recessionary economy. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, have had and may continue to have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values have adversely affected the value of property used as collateral for our loans and resulted in higher loss experience on our non-performing loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As a result of the concentration of loans in the New York metropolitan area, a downturn in the local economy could result in an increase in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

Non-performing assets adversely affect the Company’s net earnings in various ways. The Company generally does not record interest income on non-performing loans or other real estate owned, thereby reducing its earnings, while its loan administration costs are higher for non-performing loans. When the Company takes collateral in foreclosures and similar proceedings, the Company is required to mark the related asset to the lower of the fair value of the collateral at the carrying amount of the loan, which may ultimately result in a loss. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. Given the delays in foreclosures in our market area, the level of our non-performing assets is expected to remain at elevated levels. At December 31, 2013 our non-performing loans amounted to $1.05 billion or 4.35% of total loans as compared to $1.16 billion or 4.29% of total loans at December 31, 2012 and our charge-offs, net of recoveries, amounted to $62.8 million for 2013 as compared to $66.4 million in 2012. There can be no assurance that the Company will not experience future increases in non-performing assets.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the FRB, the OCC, the CFPB and the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, as well as other consumers, and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws, fair lending and consumer protection laws and the Community Reinvestment Act. As a result of the recent financial crisis which occurred in the banking and financial markets, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management.

Our failure to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against us. Other negative consequences also can result from such failures, including regulatory restrictions on our activities, reputational damage, restrictions on the ability of institutional investment managers to invest in our securities and increases in our costs of doing business. Increases in our costs of doing business may include increased salaries and benefits expenses associated with hiring additional employees, incurring fees and expenses for outside services, such as consulting and legal advice, and costs associated with enhancing, or acquiring systems and technological infrastructure to strengthen our regulatory compliance program. The occurrence of one or more of these events may have a material adverse effect on our business, financial condition or results of operations.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain. In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

During 2013, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased office space in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 135 branch offices. At December 31, 2013, we owned 37 of our locations and leased the remaining 98. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.

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

On April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of all of the actions described above (collectively, the “Actions”).

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

	Sales Price		Dividend Information
	High	Low	Amount Per Share	Date of Payment
2012
First quarter	7.62	6.34	0.080	February 28, 2012
Second quarter	7.41	5.75	0.080	May 25, 2012
Third quarter	8.00	5.69	0.080	August 27, 2012
Fourth quarter	8.79	7.79	0.080	November 30, 2012
2013
First quarter	8.79	7.67	0.080	February 28, 2013
Second quarter	9.20	7.89	0.040	May 30, 2013
Third quarter	9.79	8.89	0.040	August 30, 2013
Fourth quarter	9.50	8.85	0.040	November 29, 2013

On January 29, 2014, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.04 per common share outstanding that is payable on March 3, 2014 to shareholders of record as of the close of business on February 12, 2014. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. See “Item 1 – Business – Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulation – Limitation on Capital Distributions.”

Pursuant to the terms of the Company MOU, we are required to seek approval from the FRB at least 30 days prior to declaring any future cash dividend. Each dividend request submitted to the FRB must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. See “Item 7 – Management’s Discussion and Analysis – Liquidity and Capital Resources”; Note 15 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data”; and “Item 1 – Business – Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federal Savings and Loan Holding Company Regulation – Other Holding Company Restrictions.”

As of February 20, 2014, there were approximately 24,020 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during each month of the fourth quarter of 2013 under the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-October 31, 2013	—	—	—	—
November 1-November 30, 2013	—	—	—	—
December 1-December 31, 2013	—	—	—	—

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Performance Graph

Pursuant to the regulations of the SEC, the graph below compares the performance of Hudson City Bancorp, Inc. with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2008 through December 31, 2013. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2008.

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

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$38,607,354	$40,596,341	$45,355,885	$61,166,033	$60,267,760
Total loans	24,112,829	27,090,879	29,327,345	30,923,897	31,779,921
Federal Home Loan Bank of New York stock	347,102	356,467	510,564	871,940	874,768
Investment securities held to maturity	39,011	39,011	539,011	3,939,006	4,187,704
Investment securities available for sale	297,283	428,057	7,368	89,795	1,095,240
Mortgage-backed securities held to maturity	1,784,464	2,976,757	4,115,523	5,914,372	9,963,554
Mortgage-backed securities available for sale	7,167,555	8,040,742	9,170,390	18,120,537	11,116,531
Total cash and cash equivalents	4,324,474	827,968	754,080	669,397	561,201
Foreclosed real estate, net	70,436	47,322	40,619	45,693	16,736
Total deposits	21,472,329	23,483,917	25,507,760	25,173,126	24,578,048
Total borrowed funds	12,175,000	12,175,000	15,075,000	29,675,000	29,975,000
Total shareholders’ equity	4,742,576	4,699,808	4,560,440	5,510,238	5,339,152

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$1,361,181	$1,673,039	$2,167,637	$2,784,496	$2,941,786
Total interest expense	748,668	819,116	1,186,703	1,593,669	1,698,308

Net interest income	612,513	853,923	980,934	1,190,827	1,243,478
Provision for loan losses	36,500	95,000	120,000	195,000	137,500

Net interest income after provision for loan losses	576,013	758,923	860,934	995,827	1,105,978

Non-interest income:
Service charges and other income	10,156	11,461	11,449	10,369	9,399
Gains on securities transactions, net	28,933	—	102,468	152,625	24,185

Total non-interest income	39,089	11,461	113,917	162,994	33,584

Non-interest expense:
Loss on extinguishment of debt	—	—	1,900,591	—	—
Other non-interest expense	309,837	356,602	329,569	266,388	265,596

Total non-interest expense	309,837	356,602	2,230,160	266,388	265,596

Income (loss) before income tax expense (benefit)	305,265	413,782	(1,255,309)	892,433	873,966
Income tax expense (benefit)	120,049	164,639	(519,320)	355,227	346,722

Net income (loss)	$185,216	$249,143	$(735,989)	$537,206	$527,244

Selected Consolidated Financial Information (continued)

(Dollars in thousands, except per share data)

At or for the Year Ended December 31,
2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.47%	0.58%	(1.38)%	0.88%	0.92%
Return on average stockholders’ equity	3.91	5.35	(14.72)	9.66	10.18
Net interest rate spread (1)	1.32	1.85	1.67	1.77	1.93
Net interest margin (2)	1.59	2.06	1.89	2.01	2.22
Non-interest expense to average assets (5)	0.78	0.83	0.62	0.44	0.46
Efficiency ratio (3)	47.44	40.50	32.68	19.68	20.80
Average interest-earning assets to average interest-bearing liabilities	1.13	x	1.11	x	1.09	x	1.09	x	1.09	x

Share and Per Share Data:
Basic (loss) earnings per share	$0.37	$0.50	$(1.49)	$1.09	$1.08
Diluted (loss) earnings per share	0.37	0.50	(1.49)	1.09	1.07
Cash dividends paid per common share	0.20	0.32	0.39	0.60	0.59
Dividend pay-out ratio	54.05%	64.00%	NM	55.05%	54.63%
Book value per share (4)	$9.52	$9.46	$9.20	$11.16	$10.85
Tangible book value per share (4)	9.21	9.15	8.89	10.85	10.53
Weighted average number of common shares outstanding:
Basic	497,793,895	496,570,311	494,629,395	493,032,873	488,908,260
Diluted	498,070,797	496,604,809	494,629,395	494,314,390	491,295,511

Capital Ratios:
Average stockholders’ equity to average assets	11.91%	10.89%	9.41%	9.14%	9.03%
Stockholders’ equity to assets	12.28	11.58	10.05	9.01	8.86

Regulatory Capital Ratios of Bank:
Leverage capital	10.82%	10.09%	8.83%	7.95%	7.59%
Total risk-based capital	25.31	21.59	20.00	22.74	21.02

Asset Quality Ratios:
Non-performing loans to total loans	4.35%	4.29%	3.48%	2.82%	1.98%
Non-performing assets to total assets	2.90	2.98	2.34	1.50	1.07
Allowance for loan losses to non-performing loans	26.31	26.01	26.77	27.15	22.32
Allowance for loan losses to total loans	1.15	1.12	0.93	0.77	0.44
Net charge-offs to average total loans	0.25	0.24	0.28	0.31	0.15

Branch and Deposit Data:
Number of deposit accounts	597,809	644,077	685,795	720,456	725,979
Banking offices	135	135	135	135	131
Average deposits per branch (thousands)	$159,055	$173,955	$188,946	$186,468	$187,619

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(2)	Determined by dividing net interest income by average total interest-earning assets.
(3)	See calculation on page 69.
(4)	See calculation on page 69.
(5)	For 2011, non-interest expense excludes $1.90 billion of losses on the extinguishment of debt.
NM	– Not meaningful

Calculation of Efficiency Ratio and Book Value Ratios

(Dollars in thousands, except per share data)

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Efficiency Ratio:

Net interest income	$612,513	$853,923	$980,934	$1,190,827	$1,243,478
Total non-interest income	39,089	11,461	113,917	162,994	33,584
Less net gains on securities transactions related to debt extinguishments	—	—	(98,278)	—	—

Total operating income	$651,602	$865,384	$996,573	$1,353,821	$1,277,062

Total non-interest expense	$309,837	$356,602	$2,230,160	$266,388	$265,596
Less:
Merger related costs	(692)	(6,127)
Loss on extinguishment of debt	—	—	(1,900,591)	—	—
Valuation allowance related to Lehman Brothers, Inc.	—	—	(3,900)	—	—

Total non-interest operating expense	$309,145	$350,475	$325,669	$266,388	$265,596

Efficiency ratio (1)	47.44%	40.50%	32.68%	19.68%	20.80%

Book Value Calculations:

Shareholders’ equity	$4,742,576	$4,699,808	$4,560,440	$5,510,238	$5,339,152
Goodwill and other intangible assets	(153,218)	(154,235)	(155,217)	(156,714)	(158,336)

Tangible shareholders’ equity	$4,589,358	$4,545,573	$4,405,223	$5,353,524	$5,180,816

Book Value Share Computation:
Issued	741,466,555	741,466,555	741,466,555	741,466,555	741,466,555
Treasury shares	(213,047,385)	(213,255,093)	(213,895,059)	(214,748,245)	(214,972,879)

Shares outstanding	528,419,170	528,211,462	527,571,496	526,718,310	526,493,676
Unallocated ESOP shares	(29,827,724)	(30,789,909)	(31,752,096)	(32,714,280)	(33,676,464)
Unvested RRP shares	—	—	(6,000)	(282,583)	(593,283)
Shares in trust	(426,103)	(391,266)	(269,325)	(164,845)	(108,945)

Book value shares	498,165,343	497,030,287	495,544,075	493,556,602	492,114,984

Book value per share	$9.52	$9.46	$9.20	$11.16	$10.85
Tangible book value per share	9.21	9.15	8.89	10.85	10.53

(1)	Calculated by dividing total non-interest operating expense by total operating income. These measures are non-GAAP financial measures. We believe these measures, by excluding the transactions involved in our balance sheet restructuring, provide a better measure of our non-interest income and expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

Executive Summary

Financial Condition and Results of Operations

During 2013, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Despite an increase in market interest rates in 2013, market interest rates remained at historically low levels during 2013 and, as a result, we continued to reduce the size of our balance sheet. Our assets decreased by 4.9% to $38.61 billion at December 31, 2013 from $40.60 billion at December 31, 2012, primarily due to elevated repayments of mortgage-related assets in this low interest rate environment.

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

The FOMC noted that economic activity has been expanding at a moderate pace. The FOMC noted that some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate, which has declined, remains elevated. Household spending and business fixed investment advanced, while the housing sector has slowed in recent months. The national unemployment rate decreased to 6.7% in December 2013 from 7.8% in December 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%. The FOMC anticipates that it likely will be appropriate to maintain the current federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal.

The FOMC decided to reduce the rate of purchases of agency mortgage-backed securities to $30.0 billion per month from $35.0 billion per month and to reduce purchases of longer-term Treasury securities to $35.0 billion per month from $40.0 billion per month. However, the FOMC noted that the additional asset purchases even at a reduced pace will still increase their holdings of longer-term securities. The FOMC also noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, promote a stronger economy and help to ensure that inflation, over time, is at the rate most consistent with the FOMC’s dual mandate regarding both inflation and unemployment.

Net interest income decreased $241.4 million, or 28.3%, to $612.5 million for 2013 as compared to $853.9 million for 2012. Our net interest rate spread decreased 53 basis points to 1.32% for 2013 as compared to 1.85% for 2012. Our net interest margin decreased 47 basis points to 1.59% for 2013 as compared to 2.06% for 2012.

The decreases in our interest rate spread and net interest margin for 2013 were primarily due to repayments of higher yielding assets due to the low interest rate environment and increases for those same respective periods in the average balance of Federal funds and other overnight deposits. The average yield earned on Federal funds and other overnight deposits was 0.25% in 2013. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Mortgage-related assets represented 89.8% of our average interest-earning assets during 2013. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

The provision for loan losses amounted to $36.5 million for 2013 as compared to $95.0 million for 2012. The decrease in our provision for loan losses was due primarily to improving economic conditions, increasing home prices and unemployment rates, a decrease in the size of the loan portfolio, a decrease in net charge-offs and a decrease in the amount of total delinquent loans. However, we cannot assure you that the economy or home prices will continue to improve, that delinquent loans will continue to decrease or that our loss experience will not worsen. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $159.7 million to $473.4 million at December 31, 2013 from $633.1 million at December 31, 2012. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.05 billion at December 31, 2013 compared with $1.16 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.35% at December 31, 2013 compared with 4.29% at December 31, 2012. The increase in this ratio was due primarily to a $2.98 billion decrease in total loans at December 31, 2013 as compared to December 31, 2012. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged, especially in New York and New Jersey where 68% of our non-performing loans are located at December 31, 2013 as we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries. However, for loans that have been in the foreclosure process for over 48 months, we are beginning to see an increased volume of completed foreclosures.

Total non-interest income was $39.1 million for 2013 as compared to $11.5 million for 2012. Included in non-interest income for 2013 was a $7.2 million gain on the sale of corporate bonds with an amortized cost of $405.7 million and a $21.7 million gain on the sale of $316.2 million of mortgage backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts. There were no security sales for the year ended December 31, 2012.

Total non-interest expense amounted to $309.8 million for the year ended December 31, 2013 as compared to $356.6 million for the year ended December 31, 2012. This decrease was due to a $50.2 million decrease in Federal deposit insurance expense and a $2.3 million decrease in other non-interest expense partially offset by a $3.1 million increase in compensation and benefits and a $2.5 million increase in net occupancy costs.

Loans decreased $2.95 billion to $23.94 billion at December 31, 2013 from $26.89 billion at December 31, 2012. Our loan production was $3.59 billion for 2013 offset by $6.38 billion in principal repayments. Loan production declined during 2013 which reflects our low appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Total mortgage-backed securities decreased $2.07 billion to $8.95 billion at December 31, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments during 2013. Repayments amounted to $3.21 billion for 2013 as compared to $3.69 billion for 2012. Repayments were partially offset by purchases of $1.67 billion of mortgage-backed securities issued by GSEs during 2013. Additionally, there were sales of mortgage-backed securities with an amortized cost of $316.2 million during 2013

Investment securities decreased $130.7 million to $336.3 million at December 31, 2013. The decrease was due to the sale of corporate bonds with an amortized cost of $405.7 million, partially offset by the purchase of $298.0 million of GSE securities.

Total deposits decreased $2.01 billion, or 8.5%, to $21.47 billion at December 31, 2013 from $23.48 billion at December 31, 2012 due to our maintenance of lower deposit rates to manage deposit reductions during this time of limited investment opportunities.

Borrowings amounted to $12.18 billion at both December 31, 2013 and December 31, 2012. There are no scheduled maturities of borrowings during 2014.

On August 27, 2012, the Company entered into the Merger Agreement with M&T and WTC, pursuant to which the Company will merge with and into WTC, with WTC continuing as the surviving entity. As part of the Merger, the Bank will merge with and into Manufacturers and Traders Trust Company. Subject to the terms and conditions of the Merger Agreement, in the Merger, Hudson City Bancorp shareholders will have the right to receive with respect to each of their shares of common stock of the Company, at their election (but subject to proration and adjustment procedures), 0.08403 of a share of M&T common stock, or cash having a value equal to the product of 0.08403 multiplied by the average closing price of the M&T common stock for the ten days immediately prior to the completion of the Merger. The Merger Agreement also provides that at the closing of the Merger, 40% of the outstanding shares of Hudson City Bancorp common stock will be converted into the right to receive cash and the remainder of the outstanding shares of Hudson City Bancorp common stock will be converted into the right to receive shares of M&T Common Stock.

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extended the date after which either party may elect to terminate the Merger Agreement from August 27, 2013 to January 31, 2014. On December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 to the Merger Agreement. Amendment No. 2 further extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals of the Merger to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions, including with respect to our conduct of business, implementation of our Strategic Plan, retention incentives and certain other matters with respect to our personnel, prior to the completion of the Merger. While Amendment No. 2 extends the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Amendment No. 2 allows the Company to pursue its Strategic Plan initiatives during the pendency of the Merger without requiring the Company to obtain prior approval from M&T. The Strategic Plan includes initiatives such as secondary mortgage market operations, commercial real estate lending, the introduction of small business banking products and developing a more robust suite of consumer banking products. Many of the initiatives require significant lead time for full implementation and roll out to our customers. We expect commencement of the roll out of the prioritized initiatives during the second half of 2014. Accordingly, we expect to incur start-up expenses for our prioritized initiatives throughout 2014, while we do not expect to realize revenues from these efforts until the second half of 2014.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is currently considering a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect a restructuring to result in a net loss and reduction of stockholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

The Bank is currently subject to the Bank MOU. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that are intended to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company is currently subject to the Company MOU. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets decreased $1.99 billion, or 4.9%, to $38.61 billion at December 31, 2013 from $40.60 billion at December 31, 2012. The decrease in total assets reflected a $2.95 billion decrease in net loans, a $2.07 billion decrease in mortgage-backed securities and a $315.4 million decrease in other assets, partially offset by a $3.50 billion increase in cash and cash equivalents.

Our net loans decreased $2.95 billion to $23.94 billion at December 31, 2013 as compared to $26.89 billion at December 31, 2012. The decrease in loans primarily reflects reduced levels of loan production (loan purchases and originations) as well as elevated levels of loan repayments during 2013 as a result of continued low market interest rates. Historically our focus has been on loan portfolio growth through the origination of one- to four-family first mortgage loans in New Jersey, New York, Pennsylvania and Connecticut and, to a lesser extent, the purchases of mortgage loans. During 2013, we originated $3.50 billion and purchased $96.9 million of loans, compared to originations of $5.04 billion and purchases of $28.7 million for 2012. The originations and purchases of loans were offset by principal repayments of $6.38 billion in 2013, as compared to $7.13 billion for 2012. The decrease in loan originations during 2013 reflects our low appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. The decrease in net loans was also due to continued elevated levels of refinancing activity caused by low market interest rates.

Our first mortgage loan production during 2013 was substantially all in one- to four-family mortgage loans. Approximately 75% of mortgage loan originations for 2013 were variable-rate loans as compared to approximately 65% for 2012. All of the mortgage loans purchased for the year ended December 31, 2013 were fixed-rate mortgage loans. Fixed-rate mortgage loans accounted for 55.4% of our first mortgage loan portfolio at December 31, 2013 and 61.1% at December 31, 2012.

Our ALL amounted to $276.1 million at December 31, 2013 and $302.3 million at December 31, 2012. Non-performing loans amounted to $1.05 billion or 4.35% of total loans at December 31, 2013 as compared to $1.16 billion or 4.29% of total loans at December 31, 2012.

Total mortgage-backed securities decreased $2.07 billion to $8.95 billion at December 31, 2013 from $11.02 billion at December 31, 2012. The decrease in mortgage-backed securities reflected continued elevated levels of repayments during 2013. Repayments amounted to $3.21 billion for 2013 as compared to $3.69 billion for 2012. Repayments were partially offset by purchases of $1.67 billion of mortgage-backed securities issued by GSEs during 2013. Additionally, there were sales of mortgage-backed securities with an amortized cost of $316.2 million during 2013.

Total investment securities decreased $130.7 million to $336.3 million at December 31, 2013. The decrease was due to the sale of corporate bonds with an amortized cost of $405.7 million, partially offset by the purchase of $298.0 million of investment securities issued by GSEs.

FHLB stock decreased $9.4 million to $347.1 million at December 31, 2013 as compared to $356.5 million at December 31, 2012. The decrease in the balance of FHLB stock was primarily due to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Total cash and cash equivalents increased $3.50 billion to $4.32 billion at December 30, 2013 as compared to $828.0 million at December 31, 2012. This increase is primarily due to continued elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates. In addition, during 2013 we received additional cash from previously accrued tax refunds of $364.9 million. Other assets decreased $315.4 million to $364.5 million at December 31, 2013 from $679.9 million at December 31, 2012 due primarily to the receipt of the accrued tax refund noted above

Total liabilities decreased $2.04 billion, or 5.7%, to $33.86 billion at December 31, 2013 from $35.90 billion at December 31, 2012 due entirely to a decrease in deposits. The decrease in deposits reflects our decision to maintain lower deposit rates allowing us to manage deposit reductions at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields.

Total deposits decreased $2.01 billion, or 8.6%, to $21.47 billion at December 31, 2013 as compared to $23.48 billion at December 31, 2012. The decrease in total deposits reflected a $1.45 billion decrease in our money market accounts, a $547.1 million decrease in our time deposit accounts, and a $91.2 million decrease in our interest-bearing transaction accounts, partially offset by an increase in savings accounts of $61.0 million. The decrease in our money market and time deposit accounts is primarily due to maintaining lower deposit rates to manage deposit reductions while we experience excess liquidity from prepayment activity and limited investment opportunities with attractive yields. We had 135 branches at both December 31, 2013 and 2012.

Borrowings amounted to $12.18 billion at both December 31, 2013 and December 31, 2012.

At December 31, 2013, we had $6.4 billion of borrowed funds with put dates within one year, including $4.0 billion that can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Other liabilities decreased $20.2 million to $217.4 million at December 31, 2013 from $237.6 million at December 31, 2012. The decrease is due to a $32.3 million decrease in accrued expenses. The decrease in accrued expenses is primarily the result of a decrease in accrued FDIC premiums of $6.1 million and a $23.6 million decrease in the postretirement benefit plan liability.

Total shareholders’ equity increased $42.8 million to $4.74 billion at December 31, 2013 as compared to $4.70 billion at December 31, 2012. The increase was primarily due to net income of $185.2 million for the year ended December 31, 2013, partially offset by cash dividends paid to common shareholders of $99.5 million and a $63.7 million change in accumulated other comprehensive income.

Accumulated other comprehensive income amounted to $6.3 million at December 31, 2013 as compared to accumulated other comprehensive income of $70.0 million at December 31, 2012. The resulting $63.7 million change in accumulated other comprehensive income primarily reflects a decrease in the net unrealized gain on securities available for sale at December 31, 2013 as compared to December 31, 2012, due primarily to an increase in market interest rates during 2013 as well as a decrease in the size of our available for sale securities portfolio. The change in the net unrealized gain on securities available for sale was partially offset by a $25.1 million decrease in the after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. This decrease was due to an increase in the discount rate which resulted in a lower benefit obligation at December 31, 2013.

As of December 31, 2013, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At December 31, 2013, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At December 31, 2013, our shareholders’ equity to asset ratio was 12.28% compared with 11.58% at December 31, 2012. The ratio of average shareholders’ equity to average assets was 11.91% for the year ended December 31, 2013 as compared to 10.89% for the year ended December 31, 2012. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.52 at December 31, 2013 and $9.46 at December 31, 2012. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.21 as of December 31, 2013 and $9.15 at December 31, 2012.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2013, 2012 and 2011. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$24,923,290	$1,103,840	4.43%	$27,677,039	$1,309,568	4.73%	$29,722,678	$1,492,989	5.02%
Consumer and other loans	228,704	10,088	4.41	270,188	12,887	4.77	309,245	15,740	5.09
Federal funds sold	2,931,355	7,425	0.25	591,092	1,443	0.24	1,668,333	4,392	0.26
Mortgage-backed securities, at amortized cost	9,792,478	216,490	2.21	12,034,383	314,035	2.61	16,304,890	514,560	3.16
Federal Home Loan Bank stock	349,591	14,689	4.20	425,561	23,470	5.52	770,314	38,820	5.04
Investment securities, at amortized cost	415,173	8,649	2.08	429,539	11,636	2.71	3,021,573	101,136	3.35

Total interest-earning assets	38,640,591	1,361,181	3.52	41,427,802	1,673,039	4.04	51,797,033	2,167,637	4.18

Noninterest-earning assets (2)	1,077,827			1,506,828			1,361,057

Total assets	$39,718,418			$42,934,630			$53,158,090

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$982,900	1,860	0.19%	$908,903	2,761	0.30%	$866,029	5,071	0.59%
Interest-bearing transaction accounts	2,232,495	7,201	0.32	2,181,326	11,608	0.53	2,015,019	15,698	0.78
Money market accounts	5,895,550	15,027	0.25	7,529,380	35,059	0.47	7,842,413	75,506	0.96
Time deposits	12,796,643	158,303	1.24	13,223,809	189,256	1.43	14,140,688	232,239	1.64

Total interest-bearing deposits	21,907,588	182,391	0.83	23,843,418	238,684	1.00	24,864,149	328,514	1.32
Repurchase agreements	6,950,000	313,351	4.51	6,950,000	314,485	4.52	9,127,800	398,929	4.37
FHLB advances	5,225,000	252,926	4.84	6,623,094	265,947	4.02	13,349,342	459,260	3.44

Total borrowed funds	12,175,000	566,277	4.65	13,573,094	580,432	4.28	22,477,142	858,189	3.82

Total interest-bearing liabilities	34,082,588	748,668	2.20	37,416,512	819,116	2.19	47,341,291	1,186,703	2.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	644,572			611,656			583,257
Other noninterest-bearing liabilities	259,216			230,491			232,617

Total noninterest-bearing liabilities	903,788			842,147			815,874

Total liabilities	34,986,376			38,258,659			48,157,165
shareholders’ equity	4,732,042			4,675,971			5,000,925

Total liabilities and shareholders’ equity	$39,718,418			$42,934,630			$53,158,090

Net interest income		$612,513			$853,923			$980,934

Net interest rate spread (3)			1.32			1.85			1.67
Net interest-earning assets	$4,558,003			$4,011,290			$4,455,742

Net interest margin (4)			1.59%			2.06%			1.89%
Ratio of interest-earning assets to interest-bearing liabilities			1.13			1.11x			1.09x

(1)	Amount is net of deferred loan costs and allowance for loan losses and includes non-performing loans.
(2)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $97.8 million, $122.3 million and $156.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(4)	Determined by dividing net interest income by average total interest-earning assets.

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

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$(125,638)	$(80,090)	$(205,728)	$(99,719)	$(83,702)	$(183,421)
Consumer and other loans	(1,876)	(923)	(2,799)	(1,905)	(948)	(2,853)
Federal funds sold	5,920	62	5,982	(2,635)	(314)	(2,949)
Mortgage-backed securities	(53,517)	(44,028)	(97,545)	(120,469)	(80,056)	(200,525)
Federal Home Loan Bank stock	(3,754)	(5,027)	(8,781)	(18,755)	3,405	(15,350)
Investment securities	(375)	(2,612)	(2,987)	(73,198)	(16,302)	(89,500)

Total	(179,240)	(132,618)	(311,858)	(316,681)	(177,917)	(494,598)

Interest-bearing liabilities:
Savings accounts	200	(1,101)	(901)	248	(2,558)	(2,310)
Interest-bearing transaction accounts	266	(4,673)	(4,407)	1,226	(5,316)	(4,090)
Money market accounts	(6,345)	(13,687)	(20,032)	(2,933)	(37,514)	(40,447)
Time deposits	(6,053)	(24,900)	(30,953)	(14,449)	(28,534)	(42,983)
Repurchase agreements	—	(1,134)	(1,134)	(97,763)	13,319	(84,444)
FHLB advances	(61,862)	48,841	(13,021)	(260,871)	67,558	(193,313)

Total	(73,794)	3,346	(70,448)	(374,542)	6,955	(367,587)

Net change in net interest income	$(105,446)	$(135,964)	$(241,410)	$57,861	$(184,872)	$(127,011)

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income was $185.2 million for 2013, a decrease of $63.9 million, or 25.6%, compared with a net income of $249.1 million for 2012. Basic and diluted earnings per common share were both $0.37 for 2013 as compared to basic and diluted earnings per share of $0.50 for 2012. For 2013, our return on average shareholders’ equity was 3.91%, compared with 5.35% for 2012. Our return on average assets for 2013 was 0.47% as compared to 0.58% for 2012. The decrease in our return on average assets and equity was due primarily to the decrease in net income in 2013.

Interest and Dividend Income. Total interest and dividend income for the year ended December 31, 2013 decreased $311.9 million, or 18.6%, to $1.36 billion from $1.67 billion for the year ended December 31, 2012. The decrease in total interest and dividend income was primarily due to a $2.79 billion, or 6.7%, decrease in the average balance of total interest-earning assets to $38.64 billion for the year ended December 31, 2013 from $41.43 billion for the year ended December 31, 2012. The decrease in total interest and dividend income was also due to a decrease of 52 basis points in the weighted-average yield on total interest-earning assets to 3.52% for 2013 from 4.04% for 2012.

For the year ended December 31, 2013, interest on first mortgage loans decreased $205.7 million, or 15.7%, to $1.10 billion from $1.31 billion for the year ended December 31, 2012. This was primarily due to a $2.76 billion decrease in the average balance of first mortgage loans to $24.92 billion for the year ended December 31, 2013 from $27.68 billion for the year ended December 31, 2012. The decrease in interest income on mortgage loans was also due to a 30 basis point decrease in the weighted-average yield to 4.43% for the year ended December 31, 2013 from 4.73% for the year ended December 31, 2012.

The decrease in the average yield earned on first mortgage loans during the year ended December 31, 2013 was due to the continued refinancing of mortgage loans with higher yields and the rates on mortgage loans originated and purchased during 2013 which have been below the average yield on our portfolio, reflecting the continuation of low market rates. Consequently, the average yield on our loan portfolio continued to decline during 2013. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline for those same periods as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $2.8 million to $10.1 million for 2013 from $12.9 million for 2012. The average balance of consumer and other loans decreased $41.5 million to $228.7 million for 2013 as compared to $270.2 million for 2012 and the average yield earned decreased 36 basis points to 4.41% as compared to 4.77% for the same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $97.5 million to $216.5 million for the year ended December 31, 2013 from $314.0 million for the year ended December 31, 2012. This decrease was due primarily to a $2.24 billion decrease in the average balance of mortgage-backed securities to $9.79 billion for 2013 from $12.03 billion for 2012. The decrease in interest income on mortgage-backed securities was also due to a 40 basis point decrease in the weighted-average yield to 2.21% for 2013 from 2.61% for 2012. The decrease in the average yield earned on mortgage-backed securities during 2013 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this continued low interest rate environment. The decrease in the average balance of mortgage-backed securities during 2013 was due primarily to elevated levels of principal repayments in the current low interest rate environment.

For the year ended December 31, 2013, interest on investment securities decreased $3.0 million to $8.6 million from $11.6 million for the year ended December 31, 2012. This decrease was due to a 63 basis point decrease in the weighted-average yield to 2.08% for 2013 from 2.71% for 2012. The decrease in the average yield earned reflects current market interest rates. This decrease was also due to a $14.3 million decrease in the average balance of investment securities to $415.2 million for 2013 from $429.5 million for 2012. The decrease in the average balance of investment securities was due to the sale of corporate bonds with an amortized cost of $405.7 million partially offset by the purchase of $298.0 million of GSE securities.

Dividends on FHLB stock decreased $8.8 million, or 37.4%, to $14.7 million for the year ended December 31, 2013 from $23.5 million for the year ended December 31, 2012. The decrease was primarily due to a 132 basis point decrease in the average dividend yield earned to 4.20% for 2013 from 5.52% for 2012. In addition, there was a $76.0 million decrease in the average balance of FHLB stock to $349.6 million for 2013 as compared to $425.6 million for 2012. As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. The decrease in the average balance of FHLB stock was due primarily to mandatory redemptions of stock due to a decrease in the amount of borrowings outstanding with the FHLB.

Interest on Federal funds sold and other overnight deposits amounted to $7.4 million for the year ended December 31, 2013 as compared to $1.4 million for the year ended December 31, 2012. The average balance of Federal funds sold and other overnight deposits amounted to $2.93 billion for 2013 as compared to $591.1 million for 2012. The yield earned on Federal funds and other overnight deposits was 0.25% for 2013 and 0.24% for 2012. The increase in the average balance of Federal funds sold and other overnight deposits for the year ended December 31, 2013 was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Interest Expense. Total interest expense for the year ended December 31, 2013 decreased $70.4 million, or 8.6%, to $748.7 million from $819.1 million for the year ended December 31, 2012. This decrease was primarily due to a $3.34 billion, or 8.9%, decrease in the average balance of total interest-bearing liabilities to $34.08 billion for the year ended December 31, 2013 compared with $37.42 billion for the year ended December 31, 2012. The weighted-average cost of total interest-bearing liabilities was 2.20% for the year ended December 31, 2013 as compared to 2.19% for the year ended December 31, 2012. The decrease in the average balance of total interest-bearing liabilities was due to a $1.93 billion decrease in the average balance of total deposits and a $1.39 billion decrease in the average balance of borrowings.

Interest expense on our time deposit accounts decreased $31.0 million to $158.3 million for 2013 from $189.3 million for 2012. The decrease in interest on time deposit accounts was due to a 19 basis point decrease in the weighted-average cost to 1.24% for 2013 compared with 1.43% for 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $427.2 million decrease in the average balance of time deposit accounts to $12.80 billion for 2013 from $13.22 billion for 2012. The decline in the average balance of our time deposit accounts also reflects our decision to lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $20.1 million to $15.0 million for 2013 as compared to $35.1 million for 2012. This decrease was due to a decrease in the weighted-average cost of 22 basis points to 0.25% for 2013 compared with 0.47% for 2012. This decrease was also due to a decrease in the average balance of money market accounts of $1.63 billion to $5.90 billion for 2013 as compared to $7.53 billion for 2012. Interest expense on our interest-bearing transaction accounts decreased $4.4 million to $7.2 million for 2013 from $11.6 million for 2012. The decrease is due to a 21 basis point decrease in the weighted-average cost to 0.32%, partially offset by a $51.2 million increase in the average balance to $2.23 billion for 2013 as compared to $2.18 billion for 2012.

The decrease in the average cost of deposits for 2013 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

For the year ended December 31, 2013, interest expense on borrowed funds decreased $14.1 million to $566.3 million from $580.4 million for the year ended December 31, 2012. This decrease was due to a $1.39 billion decrease in the average balance of borrowed funds to $12.18 billion for 2013 from $13.57 billion for 2012. This decrease was partially offset by a 37 basis point increase in the weighted-average cost of borrowed funds to 4.65% for 2013 as compared to 4.28% for 2012. The decrease in the average balance of borrowings was due primarily to the maturity of $3.45 billion of borrowings during 2012, including $3.0 billion of short-term borrowings which were not replaced with new borrowings. These short-term borrowings had considerably lower interest rates than the remaining borrowings and, consequently, as the borrowings matured, the overall weighted average cost of the remaining borrowings increased.

Borrowings amounted to $12.18 billion at December 31, 2013 with an average cost of 4.65%. There are no scheduled maturities for 2014.

At December 31, 2013, we had $6.40 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $241.4 million, or 28.3%, to $612.5 million for 2013 from $853.9 million for 2012. Our interest rate spread decreased 53 basis points to 1.32% for 2013 as compared to 1.85% for 2012. Our net interest margin decreased 47 basis points to 1.59% for 2013 as compared to 2.06% for 2012. The decrease in our interest rate spread and net interest margin for 2013 is primarily due to repayments of higher yielding assets due to the low interest rate environment and an increase in the average balance of Federal funds sold and other overnight deposits which yielded 0.25% during 2013. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. The provision for loan losses amounted to $36.5 million for 2013 as compared to $95.0 million for 2012. The ALL amounted to $276.1 million and $302.3 million at December 31, 2013 and 2012, respectively. The decrease in our provision for loan losses was due primarily to improving economic conditions, increasing home prices and unemployment rates, a decrease in the size of the loan portfolio, a decrease in net charge-offs and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during 2013 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2013 first mortgage loan originations and our total first mortgage loan portfolio were 58.4% and 58.9%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the fourth quarter of 2013, we concluded that home values in our primary lending markets have increased approximately 5% since the fourth quarter of 2012.

Economic conditions in our primary market area continued to improve modestly during 2013 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.05 billion at December 31, 2013 as compared to $1.16 billion at December 31, 2012. Non-performing loans at December 31, 2013 included $1.04 billion of one- to four-family first mortgage loans as compared to $1.15 billion at December 31, 2012. The ratio of non-performing loans to total loans was 4.35% at December 31, 2013 compared to 4.29% at December 31, 2012. Loans delinquent 30 to 59 days amounted to $311.9 million at December 31, 2013 as compared to $393.8 million at December 31, 2012. Loans delinquent 60 to 89 days amounted to $161.5 million at December 31, 2013 as compared to $239.3 million at

December 31, 2012. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $159.7 million to $473.4 million at December 31, 2013 from $633.1 million at December 31, 2012. Foreclosed real estate amounted to $70.4 million at December 31, 2013 as compared to $47.3 million at December 31, 2012. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values in recent years, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At December 31, 2013, the ratio of the ALL to non-performing loans was 26.31% as compared to 26.01% at December 31, 2012. The ratio of the ALL to total loans was 1.15% at December 31, 2013 as compared to 1.12% at December 31, 2012. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries, amounted to $62.8 million for 2013 as compared to $66.4 million for 2012. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $1.7 million for 2013 as compared to a net loss of $1.9 million during 2012. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate was 18% for 2013 as compared to 26% for 2012.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2013, 84.5% of our loan portfolio and 76.3% of our non-performing loans were located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.6% during 2013 as compared to 14.3% during 2012.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2013. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2013 was approximately 58.9%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 75.2% at December 31, 2013. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76.3% of our non-performing loans were located at December 31, 2013, by approximately 21% from the peak of the market in 2006 through October 2013 and by 21% nationwide during that period. During 2013, home prices increased 5% in the New York metropolitan area and increased 14% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $62.8 million for 2013 as compared to net charge-offs of $66.4 million for 2012. Net charge-offs as a percentage of average loans was 0.25% for 2013 as compared to 0.24% for 2012. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey where 68% of our non-performing loans are located. However, for loans that have been in the foreclosure process for over 48 months, we are beginning to see an increased volume of completed foreclosures. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At December 31, 2013 and December 31, 2012, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $8.7 million and $13.4 million, respectively. Based on this evaluation, we established an ALL of $527,000 for loans classified as impaired at December 31, 2013 compared to $1.6 million at December 31, 2012. There were no charge-offs related to these loans in 2013 compared to $873,000 of charge-offs in 2012.

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

Non-Interest Income. Total non-interest income was $39.1 million for the year ended December 31, 2013 as compared to $11.5 million for the same period in 2012. Included in non-interest income for 2013 was a $7.2 million gain on the sale of corporate bonds with an amortized cost of $405.7 million and a $21.7 million gain on the sale of $316.2 million of mortgage-backed securities. The remainder of non-interest income for 2013 is primarily made up of service fees and charges on deposit and loan accounts. There were no securities sales for the year ended December 31, 2012.

Non-Interest Expense. Total non-interest expense amounted to $309.8 million for the year ended December 31, 2013 as compared to $356.6 million for the year ended December 31, 2012. This decrease was due to a $50.2 million decrease in Federal deposit insurance expense and a $2.1 million decrease in other non-interest expense partially offset by a $3.1 million increase in compensation and benefits and a $2.5 million increase in net occupancy costs.

Compensation and employee benefit costs increased $3.1 million, or 2.4%, to $132.7 million for 2013 as compared to $129.6 million for 2012. The increase in compensation costs is primarily due to increases of $2.7 million in stock benefit plan expense and $655,000 in compensation costs. The increase in compensation costs was due to normal salary increases and payments related to employee departures offset by the decline in full-time equivalent employees. At December 31, 2013, we had 1,520 full-time equivalent employees as compared to 1,622 at December 31, 2012.

For the year ended December 31, 2013 Federal deposit insurance expense decreased $50.2 million, or 40.6%, to $73.5 million from $123.7 million for the year ended December 31, 2012. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains on the sale of foreclosed real estate which amounted to a net gain of $1.7 million for the year ended December 31, 2013 as compared to a net loss of $1.9 million for the comparable period in 2012. We sold 207 properties during 2013 as compared to 191 properties during 2012. Also included in other non-interest expense were holding costs associated with foreclosed real estate which amounted to $14.5 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, our efficiency ratio was 47.44% compared with 40.50% for the year ended December 31, 2012. The calculation of the efficiency ratio is on page 69. Our ratio of non-interest expense to average total assets for the year ended December 31, 2013 was 0.78% compared with 0.83% for the corresponding period in 2012.

Income Taxes. Income tax expense amounted to $120.0 million for 2013 compared with income tax expense of $164.6 million for 2012. Our effective tax rate for 2013 was 39.33% compared with 39.79% for 2012.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. Net income was $249.1 million for 2012, an increase of $985.1 million, or 133.8%, compared with a net loss of $736.0 million for 2011. Basic and diluted earnings per common share were both $0.50 for 2012 as compared to a net loss per share of $(1.49) for 2011. For 2012, our return on average shareholders’ equity was 5.33%, compared with (14.72)% for 2011. Our return on average assets for 2012 was 0.58% as compared to (1.38)% for 2011. The increase in the annualized return on average equity and assets was primarily due to the net loss during 2011 as a result of the Restructuring Transaction and the extinguishment of debt in the fourth quarter of 2011 (together with the Restructuring Transaction, the “Transactions”).

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

The decrease in the average yield earned during the year ended December 31, 2012 was due to lower market interest rates on mortgage products and continued mortgage refinancing activity. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline during the year ended December 31, 2012.

Interest on consumer and other loans decreased $2.8 million to $12.9 million for 2012 from $15.7 million for 2011. The average balance of consumer and other loans decreased $39.0 million to $270.2 million for 2012 as compared to $309.2 million for 2011 and the average yield earned decreased 32 basis points to 4.77% as compared to 5.09% for the same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield was a result of then current market interest rates.

Interest on mortgage-backed securities decreased $200.6 million to $314.0 million for the year ended December 31, 2012 from $514.6 million for the year ended December 31, 2011. This decrease was due primarily to a $4.27 billion decrease in the average balance of mortgage-backed securities to $12.03 billion for 2012 from $16.30 billion for 2011. The decrease in interest income on mortgage-backed securities was also due to a 55 basis point decrease in the weighted-average yield to 2.61% for 2012 from 3.16% for 2011. The decrease in the average balance of mortgage-backed securities was due primarily to the effects of the Restructuring Transaction. The decrease in the weighted-average yield was a result of principal repayments on securities that have higher yields than then existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in low interest rate environment.

For the year ended December 31, 2012, interest on investment securities decreased $89.5 million to $11.6 million from $101.1 million for the year ended December 31, 2011. This decrease was due primarily to a $2.59 billion decrease in the average balance of investment securities to $429.5 million for 2012 from $3.02 billion for 2011. The decrease in the average balance was due primarily to calls of $3.40 billion of investment securities during 2011. In addition, the average yield of investment securities decreased 64 basis points to 2.71% for 2012 from 3.35% for 2011. The decrease in the average yield earned was a reflection of then current market interest rates.

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

Interest expense on our time deposit accounts decreased $42.9 million to $189.3 million for 2012 from $232.2 million for 2011. The decrease in interest on time deposit accounts was due to a 21 basis point decrease in the weighted-average cost to 1.43% for 2012 compared with 1.64% for 2011 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $916.9 million decrease in the average balance of time deposit accounts to $13.22 billion for 2012 from $14.14 billion for 2011. The decline in the average balance of our time deposits reflected our decision to lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remained scarce in the then current environment.

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

Borrowings amounted to $12.18 billion at December 31, 2012 with an average cost of 4.59%. There were no scheduled maturities for 2013.

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

Provision for Loan Losses. The provision for loan losses amounted to $95.0 million for 2012 as compared to $120.0 million for 2011. The ALL amounted to $302.3 million and $273.8 million at December 31, 2012 and 2011, respectively. The decrease in the provision for loan losses for the year ended December 31, 2012 was due primarily to the overall declining trends in net charge-offs, the stabilization of home prices and a decrease in the size of the loan portfolio. However, our allowance for loan losses increased as non-performing loans continued to increase and unemployment levels remain elevated. We also took into consideration the loss exposure on our loan portfolio as a result of Hurricane Sandy. We estimated that our loss exposure to these loans was less than $6.0 million. We recorded our provision for loan losses during 2012 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio.

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2012 first mortgage loan originations and our total first mortgage loan portfolio were 59.8% and 58.1%, respectively using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2012, we concluded that home values in our lending markets declined from 2011 levels, but stabilized during the latter half of 2012.

Economic conditions improved during 2012 but at a slower pace than anticipated. Home sale activity and real estate valuations improved during the second half of 2012 and unemployment, while improving, remained at elevated levels.

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

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our loss experience on non-performing loans, and to a lesser extent, Hurricane Sandy, and our consideration of environmental factors, we increased certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2012. The adjustment to our loss factors in 2012 did not have a material effect on the ultimate level of our ALL or on our provision for loan losses.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2012 was approximately 58.1%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 67.5% at December 31, 2012. Based on the valuation indices, house prices declined in the New York metropolitan area, where 77% of our non-performing loans were located at December 31, 2012, by approximately 25% from the peak of the market in 2006 through October 2012 and by 30% nationwide during that period. For the twelve months ended September 30, 2012, home prices declined 2.3% in the New York metropolitan area and increased 3.6% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL.

Net charge-offs amounted to $66.4 million for 2012 as compared to net charge-offs of $82.8 million for 2011. Net charge-offs as a percentage of average loans was 0.24% for 2012 as compared to 0.28% for 2011. Our charge-offs on non-performing loans have historically been low due to the amount of underlying equity in the properties collateralizing our first mortgage loans. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have recently affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan.

At December 31, 2012 and December 31, 2011, commercial and construction loans evaluated for impairment in accordance with FASB guidance amounted to $13.4 million and $14.6 million, respectively. Based on this evaluation, we established an ALL of $1.6 million for loans classified as impaired at December 31, 2012 compared to $4.4 million at December 31, 2011. Charge-offs related to these loans amounted to $873,000 in 2012 (none in 2011).

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

Compensation and employee benefit costs increased $16.5 million, or 14.6%, to $129.6 million for 2012 as compared to $113.1 million for 2011. The increase in compensation and employee benefit costs was primarily due to increases of $10.3 million in compensation costs, $3.2 million in health plan expense, and $2.5 million in pension expense. The increase in compensation costs was due primarily to a $5.0 million increase in incentive compensation plan expense during 2012 as compared to 2011 as well as to additional full time equivalent employees and normal salary increases. The increase in health plan expense was due primarily to additional full time equivalent employees. The increase in pension expense was due primarily to the discount rate and other actuarial assumptions used in determining pension expense. At December 31, 2012, we had 1,622 full-time equivalent employees as compared to 1,586 at December 31, 2011.

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

Asset Quality

Credit Quality

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consist of those states that are east of the Mississippi River and as far south as South Carolina. Loans located outside of the New York metropolitan area are part of our loan purchase market area. Our loan purchase activity has declined significantly as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at December 31:

	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$19,518,912	80.95%	$21,633,889	79.85%
Interest-only	3,648,732	15.13	4,485,875	16.56
FHA/VA	704,532	2.92	687,172	2.54
Multi-family and commercial	25,671	0.11	32,259	0.12
Construction	294	—	4,669	0.02

Total first mortgage loans	23,898,141	99.11	26,843,864	99.09

Consumer and other loans
Fixed-rate second mortgages	86,079	0.36	106,239	0.39
Home equity credit lines	108,550	0.45	119,872	0.44
Other	20,059	0.08	20,904	0.08

Total consumer and other loans	214,688	0.89	247,015	0.91

Total loans	24,112,829	100.00%	27,090,879	100.00%

Deferred loan costs	105,480		97,534
Allowance for loan losses	(276,097)		(302,348)

Net loans	$23,942,212		$26,886,065

At December 31, 2013, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 55.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at December 31, 2013 are interest-only one-to four-family residential loans of approximately $3.65 billion, or 15.1%, of total loans as compared to $4.49 billion, or 16.6%, of total loans at December 31, 2012. These loans are originated as adjustable-rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the loan. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $135.2 million, or 12.9%, of non-performing loans at December 31, 2013 as compared to non-performing interest-only loans of $182.2 million, or 15.7%, of non-performing loans at December 31, 2012.

In addition to our full documentation loan program, prior to January 2014, we originated and purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We required applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and requested income, asset and credit history information from the borrower. Additionally, we verified asset holdings and obtained credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories generally did not qualify for the reduced documentation processing, although delinquencies that were adequately explained did not prohibit processing as a reduced documentation loan. We reserved the right to verify income and did require asset verification but we may not have elected to verify or corroborate certain income information where we believed circumstances warrant. Reduced documentation loans represent 21.3% of our one- to four-family first mortgage loans at December 31, 2013. Included in our loan portfolio at December 31, 2013 are $4.27 billion of amortizing reduced documentation loans and $826.5 million of reduced documentation interest-only loans as compared to $4.24 billion and $1.00 billion, respectively, at December 31, 2012. Non-performing loans at December 31, 2013 include $182.9 million of amortizing reduced documentation loans and $48.8 million of interest-only reduced documentation loans as compared to $189.5 million and $74.5 million, respectively, at December 31, 2012. Beginning in January 2014, we only originate loans that meet the requirements of a “qualified mortgage”, except we may continue to originate interest only loans, subject to our compliance with the ability to repay provisions of the rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for qualified mortgages. See “Regulation of Hudson City Savings and Hudson City Bancorp.”

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans as of the periods indicated:

	At December 31, 2013		At December 31, 2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.5%	44.2%	43.0%	47.9%
New York	27.1	24.1	24.7	22.0
Connecticut	14.9	8.0	14.7	7.1

Total New York metropolitan area	84.5	76.3	82.4	77.0

Pennsylvania	4.9	2.4	4.8	1.9
Virginia	1.8	2.3	2.4	2.6
Massachusetts	1.8	1.6	1.5	1.6
Maryland	1.7	4.7	2.0	4.2
Illinois	1.6	4.8	2.0	4.6
All others	3.7	7.9	4.9	8.1

Total outside New York metropolitan area	15.5	23.7	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One-to four family amortizing loans	$770,641	$836,403	$700,429	$614,758	$499,550
One-to four family interest-only loans	135,228	182,239	213,862	179,348	82,236
Multi-family and commercial mortgages	3,189	1,688	2,223	1,117	1,414
Construction loans	294	4,669	4,344	7,560	6,624
Consumer and other loans	7,048	7,975	4,353	4,320	1,916

Total non-accrual loans	916,400	1,032,974	925,211	807,103	591,740
Accruing loans delinquent 90 days or more	132,844	129,553	97,476	64,156	35,955

Total non-performing loans	1,049,244	1,162,527	1,022,687	871,259	627,695
Foreclosed real estate, net	70,436	47,322	40,619	45,693	16,736

Total non-performing assets	$1,119,680	$1,209,849	$1,063,306	$916,952	$644,431

Non-performing loans to total loans	4.35%	4.29%	3.48%	2.82%	1.98%
Non-performing assets to total assets	2.90	2.98	2.34	1.50	1.07

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing and reverse accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $22.7 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2013 for which we discontinued accruing and reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans as of the dates indicated:

	30-59 Days		60-89 Days		90 Days or More
At December 31, 2013	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	728	$246,435	327	$118,947	2,366	$770,641
Interest-only	51	34,277	29	21,283	235	135,228
FHA/VA first mortgages	153	27,868	73	13,963	559	132,844
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189
Construction loans	—	—	—	—	1	294
Consumer and other loans	36	1,931	18	1,337	68	7,048

Total	972	$311,894	448	$161,513	3,233	$1,049,244

Delinquent loans to total loans		1.29%		0.67%		4.35%

At December 31, 2012
One- to four- family first mortgages:
Amortizing	805	$299,454	494	$189,205	2,521	$836,403
Interest-only	83	58,004	43	29,609	307	182,239
FHA/VA first mortgages	154	27,668	74	16,828	525	129,553
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688
Construction loans	—	—	—	—	3	4,669
Consumer and other loans	35	2,241	9	447	71	7,975

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	At December 31,
	2013	2012
	(In thousands)
Troubled debt restructurings:
Current	$108,413	$64,438
30-59 days	19,931	28,988
60-89 days	17,407	14,346
90 days or more	176,797	107,320

Total troubled debt restructurings	322,548	215,092

The increase in troubled debt restructurings was primarily due to an expansion of loan modification programs offered by the Bank pursuant to a Residential Mortgage Loss Mitigation Policy that became effective during the first quarter of 2012. In addition, based on regulatory guidance, at December 31, 2013 we included in troubled debt restructurings $187.7 million of loans to borrowers whose loans have been discharged in a Chapter 7 bankruptcy as compared to $115.4 million at December 31, 2012.

Loans that were modified in a troubled debt restructuring primarily represent loans that have been in a deferred principal payment plan for an extended period of time, generally in excess of nine months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status, borrowers’ loans that have been discharged in a Chapter 7 bankruptcy and other repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of each loan’s expected future cash flows.

The following table presents loan portfolio class modified as troubled debt restructurings during the years ended December 31, 2013 and 2012. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts as of the dates indicated:

	December 31, 2013			December 31, 2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	933	$318,908	$281,481	633	$224,798	$197,392
Interest-only	55	35,226	31,564	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	24	2,672	2,474	16	2,011	2,009

Total	1,014	$363,835	$322,548	666	$242,440	$215,091

Foreclosed real estate amounted to $70.4 million at December 31, 2013 as compared to $47.3 million at December 31, 2012. During 2013, we transferred $126.8 million of loans to foreclosed real estate as compared to $87.8 million during 2012. Write-downs on foreclosed real estate and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $1.7 million for the year ended December 31, 2013 as compared to a net loss of $1.9 million for the comparable period in 2012. We sold 207 properties during 2013 as compared to 191 properties during 2012. Holding costs associated with foreclosed real estate amounted to $14.5 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively.

Allowance for Loan Losses

The following table presents the activity in our ALL at or for the dates indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$302,348	$273,791	$236,574

Provision for loan losses	36,500	95,000	120,000
Charge-offs:
First mortgage loans	(87,288)	(86,636)	(96,714)
Consumer and other loans	(566)	(464)	(382)

Total charge-offs	(87,854)	(87,100)	(97,096)
Recoveries	25,103	20,657	14,313

Net charge-offs	(62,751)	(66,443)	(82,783)

Balance at end of period	$276,097	$302,348	$273,791

Allowance for loan losses to total loans	1.15%	1.12%	0.93%
Allowance for loan losses to non-performing loans	26.31	26.01	26.77
Net charge-offs as a percentage of average loans	0.24	0.24	0.28

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At December 31, 2013		At December 31, 2012
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$271,261	99.00%	$295,096	98.95%
Other first mortgages	918	0.11	3,053	0.14

Total first mortgage loans	272,179	99.11	298,149	99.09
Consumer and other loans	3,918	0.89	4,199	0.91

Total allowance for loan losses	$276,097	100.00%	$302,348	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $3.59 billion during 2013 as compared to $5.06 billion during 2012. Principal repayments on loans amounted to $6.36 billion for 2013 as compared to $7.13 billion for 2012. Elevated levels of refinancing activity caused by low market interest rates have caused increased levels of repayments to continue during 2013. At December 31, 2013, commitments to originate and purchase mortgage loans amounted to $163.2 million and $140,000, respectively, as compared to $433.1 million and $140,000, respectively, at December 31, 2012.

Purchases of mortgage-backed securities during 2013 were $1.67 billion as compared to $1.47 billion during 2012. Principal repayments on mortgage-backed securities amounted to $3.21 billion for 2013 as compared to $3.69 billion for 2012. Additionally, there were sales of mortgage-backed securities with an amortized cost of $316.2 million during 2013, resulting in a gain of $21.7 million, respectively. There were no sales of mortgage-backed securities during 2012.

Purchases of investment securities amounted to $298.0 million for 2013, as compared to $407.8 million for 2012. There were no calls of investment securities during 2013 as compared to $500.0 million for 2012. Proceeds from sales of corporate bonds during 2013 were $412.9 million. There were no sales of investment securities during 2012.

At December 31, 2013, we had mortgage-backed securities and investment securities with an amortized cost of $8.19 billion that were used as collateral for securities sold under agreements to repurchase and at that date we had $1.04 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During 2013, we had net redemptions of $9.4 million of FHLB common stock. During 2012, we had net redemptions of $154.1 million of FHLB common stock.

Federal funds sold and other overnight deposits increased $3.53 billion to $4.19 billion at December 31, 2013 as compared to $656.9 million at December 31, 2012. The increase in Federal funds and other overnight deposits was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $2.01 billion during 2013 as compared to a decrease of $2.02 billion for 2012. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. Our deposit rates remained at low levels during 2013 to continue our planned balance sheet reduction. At December 31, 2013, time deposits scheduled to mature within one year totaled $7.49 billion with an average cost of 0.84%. These time deposits are scheduled to mature as follows: $2.81 billion with an average cost of 0.69% in the first quarter of 2014, $2.30 billion with an average cost of 0.74% in the second quarter of 2014, $1.39 billion with an average cost of 0.90% in the third quarter of 2014 and $988.6 million with an average cost of 1.39% in the fourth quarter of 2014. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us as renewed time deposits or as transfers to other deposit products at the prevailing rate.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $6.60 billion at December 31, 2013, including $6.40 billion with put dates within one year. These structured putable borrowings consist of $3.28 billion of one-time putable borrowings and $3.32 billion of quarterly putable borrowings. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $5.58 billion with a weighted-average rate of 4.78%. There are no scheduled maturities within the next twelve months.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is currently considering a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect a restructuring to result in a net loss and reduction of stockholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

At December 31, 2013 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during 2013 totaled $99.5 million. We did not purchase any of our common shares during the year ended December 31, 2013 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At December 31, 2013, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At December 31, 2013, Hudson City Bancorp had total cash and due from banks of $134.0 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The Strategic Plan includes initiatives such as secondary mortgage market operations, commercial real estate lending, the introduction of small business banking products and developing a more robust suite of consumer banking products. These initiatives require significant lead time for full implementation and roll out to our customers. We expect commencement of the roll out of the prioritized initiatives during the latter half of 2014.

Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan had been suspended pending the completion of the Merger. When we announced in April of 2013 that additional time would be required to obtain regulatory approval for the Merger, we charted a dual path for the Company. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan prioritizing the matters that we could achieve during the pendency of the Merger such as secondary mortgage market operations and commercial real estate lending, and proceeding with planning for the implementation of those prioritized matters Given the further delay in completing the Merger, the Company and M&T have agreed that the Company is permitted to proceed with the implementation of the Strategic Plan.

In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity date of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

At December 31, 2013, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 10.82%, 10.82% and 25.31%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements. In July 2013, the Agencies issued final rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations. For additional information, see Part I, Item 1A, “Risk Factors.”

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

The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2013:

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
	(In thousands)
Mortgage loan originations	$163,248	$163,248	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	—	4,000,000	3,175,000	5,000,000
Operating leases	142,953	10,672	20,962	20,042	91,277

Total	$12,481,341	$174,060	$4,020,962	$3,195,042	$5,091,277

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $151.9 million, $1.6 million, and $2.3 million. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on our financial condition or results of operations.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an entity present an unrecognized tax benefit or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward, with the following exception. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this disclosure do not require new recurring disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

In February 2013, FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendment does require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have included the required disclosures in Note 12 to the Audited Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements of Hudson City Bancorp have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at December 31, 2013. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2013. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2013, approximately 84.5% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Massachusetts, Illinois and Maryland, accounted for 4.9%, 1.8%, 1.8%, 1.6%, and 1.7%, respectively of total loans. The remaining 3.7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued elevated levels of unemployment, rising interest rates in the markets we lend and a decline in real estate market values. In addition, economic conditions, which improved modestly during 2013, were adversely affected by the recent economic recession. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during 2013. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We estimate the per share fair value of option grants and stock unit awards on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our analysis of our historical option exercise experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options and stock unit awards are highly sensitive to changes in assumptions. In general, the per share fair value of these awards will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction of changes in the expected dividend yield. For example, the per share fair value of these awards will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plans, a discount rate of 4.75% was selected for the December 31, 2013 measurement date and the 2014 expense calculation.

For our pension plan, we also assumed an annual rate of salary increase of 3.50% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 14.7% for 2013 and 11.4% for 2012. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

For our post-retirement benefit plan, a discount rate of 4.70% was used for the December 31, 2013 measurement date and for the 2014 expense calculation. The assumed health care cost trend rate used to measure the expected cost of other benefits for 2013 was 8.0%. The rate was assumed to decrease gradually to 4.50% for 2021 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during 2013.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $153.2 million at December 31, 2013 and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We also perform interim impairment reviews if certain triggering events occur which may indicate that the fair value of goodwill is less than the carrying value. There was no event or circumstance that occurred since our annual impairment test that would indicate that the implied fair value of goodwill is less than its carrying value as of December 31, 2013.

Based on the results of the goodwill impairment analysis we performed during 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2013 and did not have any such hedging transactions in place at December 31, 2013. Our loan and mortgage-backed securities portfolios, which comprise 85% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

Management of Interest Rate Risk

The primary objectives of our interest rate risk management strategy are to:

•	evaluate the interest rate risk inherent in our balance sheet;

•	determine the appropriate level of interest rate risk given our business plan, the current economic environment and our capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

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

Variable-rate/hybrid products constituted approximately 75% of originated- and purchased- loans and 51% of mortgage-backed securities purchases made during 2013. In the aggregate, 56% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 44% as of December 31, 2013 compared with 47% as of December 31, 2012. The decrease in this ratio was primarily due to increased variable-rate loan origination and principal pay-down on purchased and originated fixed rate loans. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is over five years. If these instruments were classified as fixed-rate, the percentage of fixed-rate mortgage-related assets to total mortgage-related assets would be 61% as of December 31, 2013. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 39% at December 31, 2013 compared with 44% as of December 31, 2012.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $8.41 billion of interest-bearing non-maturity deposits, and $7.49 billion of time deposits scheduled to mature within the next 12 months. Borrowings, advances from the FHLB and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of December 31, 2013, these borrowings totaled $12.18 billion, $6.60 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion quarterly putable borrowings, $3.13 billion with a weighted average rate of 4.43% could be put back to the Bank during the next three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

There were $3.28 billion of one-time putable borrowings, with a weighted average rate of 4.45%, placed on the balance sheet as a result of modifying previously existing quarterly putable borrowings into one-time putable borrowings. Of these, $875.0 million could be put back to us during the first quarter of 2014. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

There are $5.58 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.78%. None of these borrowings are scheduled to mature before 2015.

The difference between rates on the yield curve impacts our net interest income. As a result of our investment and financing decisions, the steeper the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short- and intermediate-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2013, a more stable economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a modestly steeper yield curve.

The FOMC noted that economic activity has been expanding at a moderate pace. The FOMC noted that some indicators of labor market conditions have shown further improvement in recent months, but the unemployment rate, which has declined, remains elevated. Household spending and business fixed investment advanced, while the housing sector has slowed in recent months. The national unemployment rate decreased to 6.7% in December 2013 from 7.8% in December 2012. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2013 and stated that exceptionally low levels for the federal funds rate will be appropriate for at least as long as the unemployment rate remains above 6.5%. The FOMC anticipates that it likely will be appropriate to maintain the current federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below the FOMC’s 2% longer-run goal.

The FOMC decided to reduce the rate of purchases of agency mortgage-backed securities to $30.0 billion per month from $35.0 billion per month and to reduce purchases of longer-term Treasury securities to $35.0 billion per month from $40.0 billion per month. However, the FOMC noted that the additional asset purchases even at a reduced pace will still increase their holdings of longer-term securities. The FOMC also noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, promote a stronger economy and help to ensure that inflation, over time, is at the rate most consistent with the FOMC’s dual mandate regarding both inflation and unemployment.

With short-term market interest rates remaining at low levels and longer term rates increasing modestly during 2013, the current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of funds, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. Despite the increase in longer term rates since May 2013, the yields on our primary investments of mortgage loans and mortgage-backed securities continued to decline during 2013.

Also impacting our net interest income and net interest rate spread is the level of prepayment activity on our interest-sensitive assets. The actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in market interest rates and mortgage prepayment rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, availability of credit, seasonal factors, and demographic variables. However, the principal factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities, and competition. Generally, the level of prepayment activity directly affects the yield earned on those assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained at elevated levels during 2013. While the rate of prepayment has generally remained elevated, mortgage-related assets have diminished as re-investment opportunities during 2013 have been limited.

With respect to our liabilities, our borrowings have traditionally consisted of structured putable borrowings with ten year final maturities and initial non-put periods of one to five years. The likelihood of a borrowing being put back is directly related to the current market interest rates, meaning the higher interest rates move, the more likely the borrowing would be put back. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2013 we experienced no put activity on our borrowed funds due to the continued low levels of market interest rates. We do not believe a significant amount of these borrowings will be put back to us unless rates increase by at least 250 basis points.

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

Interest Rate Risk Modeling

Simulation Model. We use our internal simulation models as our primary means to calculate and monitor the interest rate risk inherent in our portfolio. These models report changes to net interest income and the net present value of equity in different interest rate environments, assuming either an incremental or instantaneous and permanent parallel interest rate shock, as applicable, to all interest rate-sensitive assets and liabilities. We assume maturing or called instruments are reinvested into similar products, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 250 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment and historical interest rate levels, the resulting information would not be meaningful.

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months ending December 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in Interest Rates	Percent Change in Net Interest Income
	Instantaneous Change	Incremental Change
(Basis points)
300	(4.44)%	8.11%
200	2.79	5.66
100	2.41	2.87
50	1.45	1.43
(50)	(1.86)	(0.95)
(100)	(5.80)	(2.44)

Of note in the positive shock scenarios:

•	Net interest income improves in all increased interest rate scenarios presented with the exception of an instantaneous 300 basis point increase in interest rates due primarily to the elevated levels of liquidity on the balance sheet at December 31, 2013. The significant difference in the percentage change to net interest income reflected in the positive shock scenarios set forth above as compared to those set forth in our Form 10-K for the year ended December 31, 2012, reflects the increase of federal funds sold and other overnight deposits which amounted to $4.19 billion at December 31, 2013 as compared to $656.9 million at December 31, 2012. These funds reprice immediately with changes in interest rates.

•	For instantaneous rate changes, net interest income improves for a modest increase in interest rates, up to 200 basis points, as the interest expense of deposits lags market rates. Net interest income deteriorates in larger market moves, i.e. greater than 200 basis points, as the repricing of interest-earning assets is more than offset by increased deposit expense.

•	For incrementally rising interest rates, net interest income improves as increases in interest income outstrip the increase in interest expense as deposits re-price.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios. This results from both an acceleration of prepayments on the mortgage-related assets and the effects of interest rates on deposits lagging market rates.

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in the fair value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., fixed-rate, adjustable-rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline, whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the fair value of assets will increase the present value of equity whereas decreases in the market value of assets will decrease the present value of equity. Conversely, increases in the fair value of liabilities will decrease the present value of equity whereas decreases in the fair value of liabilities will increase the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at December 31, 2013. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.50% in the plus 250 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)
300	6.65%	(424)
200	8.74	(215)
100	10.17	(72)
50	10.62	(27)
0	10.89	—
(50)	10.93	4
(100)	10.69	(20)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. These sensitivity measures are referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Prepayments on our mortgage loans accelerate and the duration of assets decreased to such an extent that the duration of liabilities exceeds the duration of assets in the minus 100 basis point scenario. As a result, the net present value ratio decreases in this scenario.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We reported $329.2 million of investment securities at their anticipated call date. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $909.4 million and non-accrual other loans of $7.0 million from the table.

	At December 31, 2013
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$2,291,757	$2,074,994	$2,783,543	$2,516,894	$4,132,864	$9,188,773	$22,988,825
Consumer and other loans	90,681	2,294	16,283	16,061	6,402	75,882	207,603
Federal funds sold	4,190,809	—	—	—	—	—	4,190,809
Mortgage-backed securities	2,472,748	518,614	1,869,644	1,127,904	1,521,985	1,441,124	8,952,019
FHLB stock	347,102	—	—	—	—	—	347,102
Investment securities	7,089	—	—	—	290,194	39,011	336,294

Total interest-earning assets	9,400,186	2,595,902	4,669,470	3,660,859	5,951,445	10,744,790	37,022,652

Interest-bearing liabilities:
Savings accounts	60,554	60,554	106,979	93,859	155,423	531,868	1,009,237
Interest-bearing demand accounts	211,324	211,324	308,998	254,677	383,516	839,146	2,208,985
Money market accounts	699,290	699,290	1,010,607	732,707	922,232	1,124,506	5,188,632
Time deposits	5,106,328	2,379,761	3,263,807	866,303	788,055	—	12,404,254
Borrowed funds	—	—	75,000	3,925,000	3,175,000	5,000,000	12,175,000

Total interest-bearing liabilities	6,077,496	3,350,929	4,765,391	5,972,546	5,424,226	7,495,520	32,986,108

Interest rate sensitivity gap	$3,322,690	$(755,027)	$(95,921)	$(2,211,687)	$527,219	$3,249,270	$4,036,544

Cumulative interest rate sensitivity gap	$3,322,690	$2,567,663	$2,471,742	$260,055	$787,274	$4,036,544

Cumulative interest rate sensitivity gap as a percent of total assets	8.61%	6.65%	6.40%	0.67%	2.04%	10.46%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	154.67%	127.23%	117.41%	101.30%	103.09%	112.24%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 24 months; and

•	we have experienced elevated levels of prepayment activity on our mortgage-related assets as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2012:

•	the cumulative one-year gap as a percent of total assets was positive 6.65% at December 31, 2013 vs. 6.69% at December 31, 2012;

•	federal funds sold increased to $4.19 billion at December 31, 2013 as compared to $656.9 million at December 31, 2012;

•	net loans decreased $2.94 billion to $23.94 billion at December 31, 2013 as compared to $26.89 billion at December 31, 2012;

•	mortgage-backed securities decreased $2.07 billion to $8.95 billion at December 31, 2013 as compared to $11.02 billion at December 31, 2012; and

•	deposits declined by $2.01 billion during 2013.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the internal control over financial reporting of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson City Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 28, 2014

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$133,665	$171,042
Federal funds sold and other overnight deposits	4,190,809	656,926

Total cash and cash equivalents	4,324,474	827,968
Securities available for sale:
Mortgage-backed securities	7,167,555	8,040,742
Investment securities	297,283	428,057
Securities held to maturity:
Mortgage-backed securities (fair value of $1,888,823 and $3,172,492 at December 31, 2013 and 2012, respectively)	1,784,464	2,976,757
Investment securities (fair value of $42,727 and $45,592 at December 31, 2013 and 2012, respectively)	39,011	39,011

Total securities	9,288,313	11,484,567
Loans	24,112,829	27,090,879
Deferred loan costs	105,480	97,534
Allowance for loan losses	(276,097)	(302,348)

Net loans	23,942,212	26,886,065
Federal Home Loan Bank of New York stock	347,102	356,467
Foreclosed real estate, net	70,436	47,322
Accrued interest receivable	52,887	87,075
Banking premises and equipment, net	65,353	74,912
Goodwill	152,109	152,109
Other assets	364,468	679,856

Total Assets	$38,607,354	$40,596,341

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$20,811,108	$22,833,992
Noninterest-bearing	661,221	649,925

Total deposits	21,472,329	23,483,917
Repurchase agreements	6,950,000	6,950,000
Federal Home Loan Bank of New York advances	5,225,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	217,449	237,616

Total liabilities	33,864,778	35,896,533

Commitments and Contingencies (Notes 1, 7, 10 and 16)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,419,170 and 528,211,462 shares outstanding at December 31, 2013 and 2012, respectively	7,415	7,415
Additional paid-in capital	4,743,388	4,730,105
Retained earnings	1,883,754	1,798,430
Treasury stock, at cost; 213,047,385 and 213,255,093 shares at December 31, 2013 and 2012, respectively	(1,712,107)	(1,713,895)
Unallocated common stock held by the employee stock ownership plan	(186,210)	(192,217)
Accumulated other comprehensive income, net of tax	6,336	69,970

Total shareholders’ equity	4,742,576	4,699,808

Total Liabilities and Shareholders’ Equity	$38,607,354	$40,596,341

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$1,103,840	$1,309,568	$1,492,989
Consumer and other loans	10,088	12,887	15,740
Mortgage-backed securities held to maturity	75,695	127,861	213,211
Mortgage-backed securities available for sale	140,795	186,174	301,349
Investment securities held to maturity	2,341	3,488	100,196
Investment securities available for sale	6,308	8,148	940
Dividends on Federal Home Loan Bank of New York stock	14,689	23,470	38,820
Federal funds sold and other overnight deposits	7,425	1,443	4,392

Total interest and dividend income	1,361,181	1,673,039	2,167,637

Interest Expense:
Deposits	182,391	238,684	328,514
Borrowed funds	566,277	580,432	858,189

Total interest expense	748,668	819,116	1,186,703

Net interest income	612,513	853,923	980,934
Provision for Loan Losses	36,500	95,000	120,000

Net interest income after provision for loan losses	576,013	758,923	860,934

Non-Interest Income:
Service charges and other income	10,156	11,461	11,449
Gains on securities transactions	28,933	—	102,468

Total non-interest income	39,089	11,461	113,917

Non-Interest Expense:
Compensation and employee benefits	132,733	129,644	113,129
Net occupancy expense	36,790	34,270	33,830
Federal deposit insurance assessment	73,463	123,695	120,981
Loss on extinguishment of debt	—	—	1,900,591
Other expense	66,851	68,993	61,629

Total non-interest expense	309,837	356,602	2,230,160

Income (loss) before income tax expense (benefit)	305,265	413,782	(1,255,309)
Income Tax Expense (Benefit)	120,049	164,639	(519,320)

Net income (loss)	$185,216	$249,143	$(735,989)

Basic Earnings (Loss) Per Share	$0.37	$0.50	$(1.49)

Diluted Earnings (Loss) Per Share	$0.37	$0.50	$(1.49)

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$185,216	$249,143	$(735,989)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized (losses) gains on securities available for sale arising during the year, net of tax benefit (expense) of 58,120 for 2013, $(21,863) for 2012 and $(23,628) for 2011	(84,158)	33,290	33,913
Reclassification adjustment for realized gains in net income (loss), net of tax expense of $3,126 for 2013, $0 for 2012 and $41,858 for 2011	(4,527)	—	(61,942)
Postretirement benefit pension plans:
Net actuarial gain (loss) arising during period, net of tax (expense) benefit of $(14,962) for 2013, $4,382 for 2012 and $13,962 for 2011	21,662	(6,346)	(20,217)
Amortization of net loss arising during period, net of tax expense of $2,832 for 2013, $2,823 for 2012 and $2,155 for 2011	4,103	4,089	3,212
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $493 for 2013, $493 in 2012 and $498 for 2011	(714)	(714)	(721)

Other comprehensive income (loss)	(63,634)	30,319	(45,755)

Total comprehensive income (loss)	$121,582	$279,462	$(781,744)

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,730,105	4,720,890	4,705,255
Stock benefit plan expense	10,489	7,924	8,251
Tax benefit from stock plans	218	436	2,029
Allocation of ESOP stock	2,576	835	1,877
Vesting of RRP stock	—	20	3,478

Balance at end of year	4,743,388	4,730,105	4,720,890

Retained Earnings:
Balance at beginning of year	1,798,430	1,709,821	2,642,338
Net income (loss)	185,216	249,143	(735,989)
Dividends paid on common stock ($0.20, $0.32, and $0.39 per share, respectively)	(99,511)	(158,793)	(192,698)
Exercise of stock options	(381)	(1,741)	(3,830)

Balance at end of year	1,883,754	1,798,430	1,709,821

Treasury Stock:
Balance at beginning of year	(1,713,895)	(1,719,114)	(1,725,946)
Purchase of common stock	—	(427)	(163)
Exercise of stock options	1,788	5,646	6,995

Balance at end of year	(1,712,107)	(1,713,895)	(1,719,114)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(192,217)	(198,223)	(204,230)
Allocation of ESOP stock	6,007	6,006	6,007

Balance at end of year	(186,210)	(192,217)	(198,223)

Accumulated other comprehensive income (loss):
Balance at beginning of year	69,970	39,651	85,406
Other comprehensive (loss) income, net of tax	(63,634)	30,319	(45,755)

Balance at end of year	6,336	69,970	39,651

Total Shareholders’ Equity	$4,742,576	$4,699,808	$4,560,440

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$185,216	$249,143	$(735,989)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	114,335	125,020	116,148
Provision for loan losses	36,500	95,000	120,000
Gains on securities transactions, net	(28,933)	—	(102,468)
Loss on extinuishment of debt	—	—	1,900,591
Share-based compensation, including committed ESOP shares	19,072	14,785	19,613
Deferred tax (expense) benefit	(3,417)	55,582	(172,002)
Decrease in accrued interest receivable	34,188	42,013	116,458
Decrease (increase) in other assets	404,086	(33,222)	(268,781)
(Decrease) increase in accrued expenses and other liabilities	(20,167)	24,931	(56,785)

Net Cash Provided by Operating Activities	740,880	573,252	936,785

Cash Flows from Investing Activities:
Originations of loans	(3,496,179)	(5,035,170)	(4,926,325)
Purchases of loans	(96,892)	(28,742)	(344,766)
Payments received on loans	6,381,717	7,131,786	6,708,554
Principal collection of mortgage-backed securities held to maturity	877,505	1,133,484	1,808,661
Proceeds from sales of mortgage-backed securities held to maturity	332,660	—	—
Principal collection of mortgage-backed securities available for sale	2,337,327	2,560,457	2,791,747
Proceeds from sales of mortgage-backed securities available for sale	5,289	—	9,064,378
Purchases of mortgage-backed securities available for sale	(1,671,343)	(1,473,244)	(3,591,346)
Proceeds from maturities and calls of investment securities held to maturity	—	500,000	3,400,000
Proceeds from sales of investment securities available for sale	412,886	—	82,475
Purchases of investment securities available for sale	(298,033)	(407,832)	—
Purchases of Federal Home Loan Bank of New York stock	—	(24,750)	(16,624)
Redemption of Federal Home Loan Bank of New York stock	9,365	178,847	378,000
Purchases of premises and equipment, net	(973)	(12,529)	(9,608)
Net proceeds from sale of foreclosed real estate	71,771	57,051	56,376

Net Cash Provided by Investing Activities	4,865,100	4,579,358	15,401,522

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(2,011,588)	(2,023,843)	334,634
Proceeds from borrowed funds	—	550,000	6,500,000
Principal payments on borrowed funds	—	(3,450,000)	(22,900,591)
Dividends paid	(99,511)	(158,793)	(192,698)
Purchases of treasury stock	—	(427)	(163)
Exercise of stock options	1,407	3,905	3,165
Tax benefit from stock plans	218	436	2,029

Net Cash Used in Financing Activities	(2,109,474)	(5,078,722)	(16,253,624)

Net Increase in Cash and Cash Equivalents	3,496,506	73,888	84,683
Cash and Cash Equivalents at Beginning of Year	827,968	754,080	669,397

Cash and Cash Equivalents at End of Year	$4,324,474	$827,968	$754,080

Supplemental Disclosures of cash flow information:
Interest paid	$749,663	$822,493	$1,272,778

Loans transferred to foreclosed real estate	$126,771	$87,787	$75,422

Income tax payments	$106,440	$126,755	$20,762

Income tax refunds	$364,925	$5,294	$—

Supplemental Disclosures of non-cash investing and financing activities:
Adjustment for Net Claim related to Lehman Brothers, Inc.
Reduction of mortgage-backed securities	$—	$—	$114,005

Reduction of borrowed funds	$—	$—	$100,000

See accompanying notes to the consolidated financial statements

Notes to Consolidated Financial Statements

1.	Organization

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

On August 27, 2012, the Company entered into the Merger Agreement with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into WTC, with WTC continuing as the surviving entity.

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

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extended the date after which either party may elect to terminate the Merger Agreement from August 27, 2013 to January 31, 2014. On December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 (“Amendment No. 2”) to the Merger Agreement. Amendment No. 2 extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its strategic plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. While M&T and the Company extended the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

The Merger Agreement, as amended by Amendment No. 1, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to and replaced the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan (the “Strategic Plan”) for the Bank which establishes objectives for the Bank’s overall risk profile, earnings

Notes to Consolidated Financial Statements

performance, growth and balance sheet mix and to enhance our enterprise risk management program. The Strategic Plan includes initiatives such as secondary mortgage market operations, commercial real estate lending, the introduction of small business banking products and developing a more robust suite of consumer banking products. These initiatives require significant lead time for full implementation and roll out to our customers.

Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan had been suspended pending the completion of the Merger. When we announced in April of 2013 that additional time would be required to obtain regulatory approval for the Merger, we charted a dual path for the Company. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan, prioritizing the matters that we could achieve during the pendency of the Merger, such as secondary mortgage market operations, commercial real estate lending, and proceeding with planning for the implementation of those prioritized initiatives. Given the further delay in completing the Merger, the Company and M&T have agreed that the Company is permitted to proceed with the implementation of the Strategic Plan. Many of the initiatives require significant lead time for full implementation and roll out to our customers. We expect commencement of the roll out of the prioritized initiatives during the latter half of 2014.

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year and (c) submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

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

Notes to Consolidated Financial Statements

The goodwill impairment analysis depends on the use of estimates and assumptions which are highly sensitive to, among other things, market interest rates and are therefore subject to change in the near-term. Goodwill is tested for impairment at least annually and is considered impaired if the carrying value of goodwill exceeds its implied fair value. Similar to the calculation of goodwill in a business combination, the implied fair value of goodwill is determined by measuring the excess of the fair value of the reporting unit over the aggregate estimated fair values of individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired at the impairment test date. The estimation of the fair value of the Company is based on, among other things, the market price of our common stock. In addition, the fair value of the individual assets, liabilities and identifiable intangibles are determined using estimates and assumptions that are highly sensitive to market interest rates. These estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, federal funds sold and overnight deposits at the Federal Reserve Bank of New York. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank of New York based on deposits. The amount of the required reserve amounted to $20.3 million and $22.1 million for the years ended December 31, 2013 and 2012, respectively.

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

Mortgage-backed securities are classified as either held to maturity or available for sale. For each of the years in, the three year period ended December 31, 2013, we did not maintain a trading portfolio. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Hudson City has both the ability and the positive intent to hold these investment securities to maturity although we periodically sell held-to-maturity securities after the Company has collected at least 85% of the initial principal balance purchased.

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

Notes to Consolidated Financial Statements

Investment Securities

Investment securities are classified as either held to maturity or available for sale. For each of the years in the three year period ended December 31, 2013, we did not maintain a trading portfolio. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Hudson City has both the ability and the positive intent to hold these investment securities to maturity.

Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in shareholders’ equity.

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

Prior to January 1, 2012, existing customers in good credit standing were permitted to modify the terms of their mortgage loan, for a fee, to the terms of the currently offered fixed-rate product with a similar or reduced period to maturity than the current remaining period of their existing loan. The modified terms of these loans were at least as favorable to us as the terms of mortgage loans offered to new customers. The fee assessed for modifying the mortgage loan was deferred and accreted over the life of the modified loan using the effective interest method. Such accretion is reflected as an adjustment to interest income. We determined that the modification of the terms of the loan (i.e. the change in rate and period to maturity), represented a more than minor change to the loan. Accordingly, pre-modification deferred fees or costs associated with the mortgage loan were recognized in interest income at the time of the modification. Effective December 31, 2011, we discontinued this product offering.

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

Notes to Consolidated Financial Statements

loans and outstanding interest previously credited to income is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist.

We will, in certain circumstances, modify loans for borrowers who are experiencing financial difficulty. If the terms of the modification include a concession, as defined by accounting guidance, the loan, as modified, is considered a trouble debt restructuring (“TDR”). Loans that were modified in a troubled debt restructuring primarily represent loans to borrowers whose loans have been discharged in a Chapter 7 bankruptcy, loans that have been in a deferred payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and loans with other types of repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral or the present value of each loan’s expected future cash flows.

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

Allowance for Loan Losses

The allowance for loans losses (“ALL”) has been determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), under which we are required to maintain adequate allowances for loan losses. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

Notes to Consolidated Financial Statements

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

The first step (“Step 1”) used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. As a community-oriented bank, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers and these operations constitute the Company’s only segment for financial reporting purposes. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount. Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired at the impairment test date. We also perform interim impairment reviews if certain triggering events occur which may indicate that the fair value of goodwill is less than the carrying value. Subsequent reversal of goodwill impairment losses is not permitted.

Notes to Consolidated Financial Statements

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

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB guidance related to Split-Dollar Life Insurance Agreements. The cash surrender value of BOLI is recorded on our consolidated statement of financial condition as an asset and the change in the cash surrender value is recorded as non-

Notes to Consolidated Financial Statements

interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on our consolidated statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.

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

The loss on the early extinguishment of debt in 2011 was based on the fair value of the borrowing and is included in non-interest expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items such as changes in unrealized gains and losses on securities available for sale, net of tax and changes in the unrecognized prior service costs or credits of defined benefit pension and other postretirement plans, net of tax. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).

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

Notes to Consolidated Financial Statements

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

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during 2013, 2012 and 2011. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 62,579 and 17,145 shares for 2012 and 2011, respectively. No shares were surrendered in 2013. As of December 31, 2013, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Consolidated Financial Statements

4.	Mortgage-Backed Securities

The amortized cost and estimated fair value of mortgage-backed securities at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
2013
Held to Maturity:
GNMA pass-through certificates	$63,070	$2,260	$—	$65,330
FNMA pass-through certificates	402,848	25,103	(1)	427,950
FHLMC pass-through certificates	1,123,029	66,816	(1)	1,189,844
FHLMC and FNMA – REMICs	195,517	10,182	—	205,699

Total held to maturity	$1,784,464	$104,361	$(2)	$1,888,823

Available for Sale:
GNMA pass-through certificates	$788,504	$17,775	$(1,396)	$804,883
FNMA pass-through certificates	3,879,723	50,800	(39,800)	3,890,723
FHLMC pass-through certificates	2,396,085	46,300	(8,947)	2,433,438
FHLMC and FNMA – REMICs	38,220	291	—	38,511

Total available for sale	$7,102,532	$115,166	$(50,143)	$7,167,555

2012
Held to Maturity:
GNMA pass-through certificates	$73,546	$2,832	$—	$76,378
FNMA pass-through certificates	856,840	61,414	(2)	918,252
FHLMC pass-through certificates	1,619,119	102,891	—	1,722,010
FHLMC and FNMA – REMICs	427,252	28,600	—	455,852

Total held to maturity	$2,976,757	$195,737	$(2)	$3,172,492

Available for Sale:
GNMA pass-through certificates	$995,510	$38,131	$—	$1,033,641
FNMA pass-through certificates	4,053,485	82,150	—	4,135,635
FHLMC pass-through certificates	2,741,921	69,929	—	2,811,850
FHLMC and FNMA – REMICs	57,484	2,132	—	59,616

Total available for sale	$7,848,400	$192,342	$—	$8,040,742

Notes to Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at December 31, 2013 and 2012, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
2013
Held to Maturity:
FNMA pass-through certificates	$—	—	$65	$(1)	$65	$(1)
FHLMC pass-through certificates	166	(1)	—	—	166	(1)

Total held to maturity	166	(1)	65	(1)	231	(2)

Available for Sale:
GNMA pass-through certificates	35,971	(1,396)	—	—	35,971	(1,396)
FNMA pass-through certificates	1,478,488	(39,800)	—	—	1,478,488	(39,800)
FHLMC pass-through certificates	434,059	(8,947)	—	—	434,059	(8,947)

Total available for sale	1,948,518	(50,143)	—	—	1,948,518	(50,143)

Total	$1,948,684	$(50,144)	$65	$(1)	$1,948,749	$(50,145)

2012
Held to Maturity:
FNMA pass-through certificates	$—	$—	$203	$(2)	$203	$(2)

Total	$—	$—	$203	$(2)	$203	$(2)

The unrealized losses were primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2013, a total of 79 securities were in an unrealized loss position (5 at December 31, 2012). We did not consider these investments to be other-than-temporarily impaired at December 31, 2013 and December 31, 2012 since the decline in fair value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the year ended December 31, 2013.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of mortgage-backed securities held to maturity and available for sale at December 31, 2013, by contractual maturity, are shown below. The table does not include the effect of prepayments and scheduled principal amortization which totaled $3.21 billion in 2013.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Held to Maturity:
Due in one year or less	$16	$17
Due after one year through five years	3,367	3,466
Due after five years through ten years	25,677	27,148
Due after ten years	1,755,404	1,858,192

Total held to maturity	$1,784,464	$1,888,823

Available for Sale:
Due after five years through ten years	$7,949	$8,575
Due after ten years	7,094,584	7,158,980

Total available for sale	$7,102,533	$7,167,555

Sales of mortgage-backed securities held-to-maturity amounted to $311.4 million for 2013, resulting in a realized gain of $21.3 million. The sale of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance.

Sales of mortgage-backed securities available-for-sale amounted to $4.8 million during 2013 and $8.96 billion in 2011. Realized gains on the sales of mortgage-backed securities available-for-sale amounted to $470,000 and $100.0 million during 2013 and 2011, respectively. The proceeds from the securities sales in 2011 were used to fund debt extinguishment transactions.

There were no sales of mortgage-backed securities available-for-sale or held-to-maturity during 2012.

As of December 31, 2013, mortgage-backed securities with an amortized cost of $7.89 billion were pledged as collateral for securities sold under agreements to repurchase.

Notes to Consolidated Financial Statements

5.	Investment Securities

The amortized cost and estimated fair value of investment securities at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
2013
Held to Maturity:
United States government-sponsored enterprises debt	$39,011	$3,716	$—	$42,727

Total held to maturity	$39,011	$3,716	$—	$42,727

Available for Sale:
United States government-sponsored enterprises debt	$298,190	$—	$(7,996)	$290,194
Equity securities	6,873	216	—	7,089

Total available for sale	$305,063	$216	$(7,996)	$297,283

2012
Held to Maturity:
United States government-sponsored enterprises debt	$39,011	$6,581	$—	$45,592

Total held to maturity	$39,011	$6,581	$—	$45,592

Available for Sale:
Corporate bonds	$406,410	$14,180	$—	$420,590
Equity securities	6,813	654	—	7,467

Total available for sale	$413,223	$14,834	$—	$428,057

The following tables summarize the fair values and unrealized losses of available-for-sale investment securities with an unrealized loss at December 31, 2013, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates. For the year ended December 31, 2013, there were no unrealized losses on held-to-maturity investment securities. During the year ended December 31, 2012, there were no unrealized losses on our available-for-sale and held-to-maturity investment securities.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
2013
Available for Sale:
United States government -sponsored enterprises debt	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)

Total temporarily impaired securities available for sale	290,194	(7,996)			290,194	(7,996)

Total	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)

At December 31, 2013, a total of 3 securities were in an unrealized loss position (0 at December 31, 2012). We did not consider these investments to be other-than-temporarily impaired at December 31, 2013 since the decline in fair value was attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the year ended December 31, 2013.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2013, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Held to Maturity:
Due after ten years	$39,011	$42,727

Total held to maturity	$39,011	$42,727

Available for Sale:
Due after one year through five years	$298,190	$290,194

Total available for sale	$298,190	$290,194

Sales of investment securities available-for-sale amounted to $405.7 million during 2013 and $80.0 million in 2011. Gross realized gains on sales of investment securities available-for-sale were $7.2 million during 2013 and $2.5 million during 2011. There were no sales of investment securities during 2012. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $22.4 million and $17.5 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013, investment securities with an amortized cost of $298.2 million were pledged as collateral for securities sold under agreements to repurchase.

6.	Loans and Allowance for Loan Losses

Loans at December 31 are summarized as follows:

	2013	2012
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$19,518,912	$21,633,889
Interest-only	3,648,732	4,485,875
FHA/VA	704,532	687,172
Multi-family and commercial	25,671	32,259
Construction	294	4,669

Total first mortgage loans	23,898,141	26,843,864

Consumer and other loans:
Fixed–rate second mortgages	86,079	106,239
Home equity credit lines	108,550	119,872
Other	20,059	20,904

Total consumer and other loans	214,688	247,015

Total loans	$24,112,829	$27,090,879

There were no loans held for sale at December 31, 2013 and 2012.

Notes to Consolidated Financial Statements

The following tables present the composition of our loan portfolio by credit quality indicator at December 31:

	Credit Risk Profile based on Payment Activity
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
2013	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

2012
Performing	$21,355,105	$4,303,636	$30,571	$—	$104,574	$115,876	$18,590	$25,928,352
Non-performing	965,956	182,239	1,688	4,669	1,665	3,996	2,314	1,162,527

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

	Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
2013	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

2012
Pass	$21,209,628	$4,268,034	$20,215	$—	$104,216	$114,741	$17,794	$25,734,628
Special mention	175,361	29,609	2,445	—	68	89	—	207,572
Substandard	936,072	188,232	9,599	4,669	1,955	5,042	3,110	1,148,679

Total	$22,321,061	$4,485,875	$32,259	$4,669	$106,239	$119,872	$20,904	$27,090,879

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•

Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable

Notes to Consolidated Financial Statements

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

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings, multi-family, commercial and construction loans individually and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At December 31, 2013 approximately 84.5% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at December 31, 2013 and December 31, 2012 are $3.65 billion and $4.49 billion, respectively, of interest-only one-to four-family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $135.2 million and $182.2 million of non-performing interest-only one-to four-family residential mortgage loans at December 31, 2013 and December 31, 2012, respectively.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We originated these types of loans for over 15 years. Loans eligible for reduced documentation processing are ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans are available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans is $750,000 and these loans are subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.3% of our one- to four-family first mortgage loans at December 31, 2013. Included in our loan portfolio at December 31, 2013 are $4.27 billion of amortizing reduced documentation loans and $826.5 million of reduced documentation interest-only loans as compared to $4.24 billion and $1.00 billion, respectively, at December 31, 2012. Non-performing loans at December 31, 2013 include $182.9 million of amortizing reduced documentation loans and $48.8 million of interest-only reduced documentation loans as compared to $189.5 million and $74.5 million, respectively, at December 31, 2012.

Notes to Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class at December 31:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
2013	(In thousands)
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

2012
One- to four-family first mortgages:
Amortizing	$327,122	$206,033	$965,956	$1,499,111	$20,821,950	$22,321,061	$129,553
Interest-only	58,004	29,609	182,239	269,852	4,216,023	4,485,875	—
Multi-family and commercial mortgages	6,474	3,190	1,688	11,352	20,907	32,259	—
Construction loans	—	—	4,669	4,669	—	4,669	—
Consumer and other loans:
Fixed-rate second mortgages	587	68	1,665	2,320	103,919	106,239	—
Home equity lines of credit	1,592	379	3,996	5,967	113,905	119,872	—
Other	62	—	2,314	2,376	18,528	20,904	—

Total	$393,841	$239,279	$1,162,527	$1,795,647	$25,295,232	$27,090,879	$129,553

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans at December 31:

	2013		2012
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.5%	44.2%	43.0%	47.9%
New York	27.1	24.1	24.7	22.0
Connecticut	14.9	8.0	14.7	7.1

Total New York metropolitan area	84.5	76.3	82.4	77.0

Pennsylvania	4.9	2.4	4.8	1.9
Virginia	1.8	2.3	2.4	2.6
Massachusetts	1.8	1.6	1.5	1.6
Illinois	1.6	4.8	2.0	4.6
Maryland	1.7	4.7	2.0	4.2
All others	3.7	7.9	4.9	8.1

Total outside New York metropolitan area	15.5	23.7	17.6	23.0

	100.0%	100.0%	100.0%	100.0%

Notes to Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at December 31:

	2013	2012
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$770,641	$836,403
One-to four-family interest-only loans	135,228	182,239
Multi-family and commercial mortgages	3,189	1,688
Construction loans	294	4,669
Fixed-rate second mortgages	1,412	1,665
Home equity lines of credit	3,895	3,996
Other loans	1,741	2,314

Total non-accrual loans	916,400	1,032,974
Accruing loans delinquent 90 days or more (1)	132,844	129,553

Total non-performing loans	$1,049,244	$1,162,527

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $58.4 million for 2013 as compared to $64.0 million for 2012. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	At December 31,
	2013	2012
	(In thousands)
Troubled debt restructurings:
Current	$108,413	$64,438
30-59 days	19,931	28,988
60-89 days	17,407	14,346
90 days or more	176,797	107,320

Total troubled debt restructurings	322,548	215,092

Notes to Consolidated Financial Statements

The following table presents loan portfolio class modified as troubled debt restructurings during the years ended December 31, 2013 and 2012. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at December 31, 2013 and 2012, respectively:

	2013			2012
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	933	$318,908	$281,481	633	$224,798	$197,392
Interest-only	55	35,226	31,564	15	8,593	8,652
Multi-family and commercial mortgages	2	7,029	7,029	2	7,038	7,038
Consumer and other loans	24	2,672	2,474	16	2,011	2,009

Total	1,014	$363,835	$322,548	666	$242,440	$215,091

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at December 31:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
2013
One-to four-family amortizing loans	$281,481	$319,783	$—	$301,291	$7,013
One-to four-family interest-only loans	31,564	35,924	—	33,398	854
Multi-family and commercial mortgages	8,002	9,289	414	—	368
Construction loans	181	294	113	295	—
Consumer and other loans	2,411	2,474	63	2,575	108

Total	$323,639	$367,764	$590	$337,559	$8,343

2012
One-to four-family amortizing loans	$197,392	$225,722	$—	$211,953	$5,036
One-to four-family interest-only loans	8,652	8,937	—	8,634	288
Multi-family and commercial mortgages	8,329	9,720	518	9,291	484
Construction loans	3,476	4,592	1,116	4,428	—
Consumer and other loans:	1,941	2,009	68	2,014	79

Total	$219,790	$250,980	$1,702	$236,320	$5,887

Notes to Consolidated Financial Statements

The following is an analysis of the ALL at December 31:

	2013	2012	2011
	(In thousands)
Balance at beginning of year	$302,348	$273,791	$236,574

Charge-offs	(87,854)	(87,100)	(97,096)
Recoveries	25,103	20,657	14,313

Net charge-offs	(62,751)	(66,443)	(82,783)

Provision for loan losses	36,500	95,000	120,000

Balance at end of year	$276,097	$302,348	$273,791

The following table presents the activity in our ALL by portfolio segment at the year indicated.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2011	$264,922	$4,382	$734	$3,753	$273,791
Provision for loan losses	95,282	(1,572)	382	908	95,000
Charge-offs	(85,763)	(873)	—	(464)	(87,100)
Recoveries	20,655	—	—	2	20,657

Net charge-offs	(65,108)	(873)	—	(462)	(66,443)

Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Provision for loan losses	38,380	(1,132)	(1,003)	255	36,500
Charge-offs	(87,288)	—	—	(566)	(87,854)
Recoveries	25,073	—	—	30	25,103

Net charge-offs	(62,215)	—	—	(536)	(62,751)

Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$313,045	$8,416	$294	$2,474	$324,229
Collectively evaluated for impairment	23,559,133	17,255	—	212,212	23,788,600
Allowance
Individually evaluated for impairment	$24,984	$414	$113	$63	$25,574
Collectively evaluated for impairment	246,277	391	—	3,855	250,523

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2013. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of December 31, 2013, approximately 84.5% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Virginia, Massachusetts, Illinois and Maryland, accounted for 4.9%, 1.8%, 1.8%, 1.6%, and 1.7%, respectively of total loans. The remaining 3.7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and a decline in real estate market values in our market areas. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Notes to Consolidated Financial Statements

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.6% during 2013 as compared to 14.3% during 2012.

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $25.0 million at December 31, 2013.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. From 2008 until 2011, house prices declined, both nationally and locally. Housing market conditions in our lending market areas weakened during this period as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. Beginning in 2012, house prices stabilized and have increased during 2013.

Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. While we continue to adhere to prudent underwriting standards, we are geographically concentrated in the New York metropolitan area of the United States and, therefore, are not immune to negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing industry. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. No assurance can be given in any particular case that our loan-to-value ratios will provide full protection in the event of borrower default. Adverse changes in the economy and increases in the unemployment rate may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. An increase in loan delinquencies would decrease our net interest income and may adversely impact our loss experience on non-performing loans which may result in an increase in the loss factors used in our quantitative analysis of the ALL, causing increases in our provision and ALL. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling

Notes to Consolidated Financial Statements

costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $62.8 million for 2013 as compared to $66.4 million for 2012.

7.	Banking Premises and Equipment, net

A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2013	2012
	(In thousands)
Land	$5,806	$5,806
Buildings	56,004	56,574
Leasehold improvements	46,947	46,817
Furniture, fixtures and equipment	103,933	102,984

Total acquisition cost	212,690	212,181
Accumulated depreciation and amortization	(147,337)	(137,269)

Total banking premises and equipment, net	$65,353	$74,912

Amounts charged to net occupancy expense for depreciation and amortization of banking premises and equipment amounted to $10.5 million, $8.2 million and $8.4 million in 2013, 2012 and 2011, respectively.

Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)
2014	$10,672
2015	10,574
2016	10,388
2017	10,082
2018	9,960
Thereafter	91,277

Total	$142,953

Net occupancy expense included gross rental expense for bank premises of $12.7 million, $12.5 million, and $11.8 million in 2013, 2012, and 2011, respectively, and rental income of $330,000, $342,000, and $340,000 for the same respective years.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $153.2 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

The first step (“Step 1”) used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. As a community-oriented bank, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers and these

Notes to Consolidated Financial Statements

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

We also perform interim impairment reviews if certain triggering events occur which may indicate that the fair value of goodwill is less than the carrying value. There was no event or circumstance that occurred since our annual impairment test that would indicate that the implied fair value of goodwill is less than its carrying value as of December 31, 2013.

Based on the results of the goodwill impairment analyses we performed during 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during the year ended December 31, 2013. The estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated based on the terms of the Merger. If the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In the event the market price of Hudson City Bancorp common stock does so decline, we may be required to recognize a goodwill impairment charge. In addition, the fair values of the Company’s assets and liabilities are determined using estimates and assumptions and are highly sensitive to market interest rates. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Notes to Consolidated Financial Statements

9.	Deposits

Deposits at December 31 are summarized as follows:

	2013			2012
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Savings	$1,009,237	4.70%	0.15%	$948,194	4.04%	0.25%
Noninterest-bearing demand	661,221	3.08	—	649,925	2.77	—
Interest-bearing demand	2,208,985	10.29	0.24	2,300,145	9.79	0.33
Money market	5,188,632	24.16	0.20	6,634,308	28.25	0.35
Time deposits	12,404,254	57.77	1.19	12,951,345	55.15	1.29

Total deposits	$21,472,329	100.00%	0.77%	$23,483,917	100.00%	$0.85%

Time deposits of $100,000 or more amounted to $5.12 billion and $5.17 billion at December 31, 2013 and 2012, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2013, 2012 and 2011 was $65.2 million, $72.5 million, and $86.4 million, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $85.8 million and $93.1 million at December 31, 2013 and 2012, respectively.

Scheduled maturities of time deposits at December 31, 2013 are as follows:

Year	Amount
(In thousands)
2014	$7,486,089
2015	3,263,807
2016	866,303
2017	470,748
2018 and thereafter	317,307

Total	$12,404,254

Notes to Consolidated Financial Statements

10.	Borrowed Funds

Borrowed funds at December 31 are summarized as follows:

	2013		2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$800,000	4.53%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,950,000	4.45	6,950,000	4.45
Advances from the FHLB	5,225,000	4.77	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$64,061		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the year	$6,950,000	$6,950,000	$9,127,800

Maximum balance outstanding at any month-end during the year	$6,950,000	$6,950,000	$14,750,000

Weighted average rate during the period	4.51%	4.52%	4.37%

FHLB Advances:
Average balance outstanding during the year	$5,225,000	$6,623,094	$13,349,342

Maximum balance outstanding at any month-end during the year	$5,225,000	$7,875,000	$14,875,000

Weighted average rate during the period	4.84%	4.02%	3.44%

Notes to Consolidated Financial Statements

At December 31, 2013, approximately $6.60 billion of our borrowed funds may be put back to us at the discretion of the issuer after an initial no-put period. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$6,400,000	4.44%
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.37	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	—	—

Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at or for the years ended December 31 are as follows:

	At December 31,
	2013	2012	2011
	(In thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$298,190	$—	$500,000
Mortgage-backed securities	7,886,833	8,672,162	8,467,397

Total amortized cost of collateral	$8,185,023	$8,672,162	$8,967,397

Fair value of collateral:
United States government-sponsored enterprise securities	$290,194	$—	$500,464
Mortgage-backed securities	8,045,674	8,991,053	8,747,418

Total fair value of collateral	$8,335,868	$8,991,053	$9,247,882

The Company had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. Lehman Brothers, Inc. is currently in liquidation under the Securities Industry Protection Act (“SIPA”). Mortgage-backed securities with an amortized cost of approximately $114.1 million were pledged as collateral for these borrowings and we demanded the return of this collateral. The trustee for the SIPA liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Company in the fourth quarter of 2011 that it no longer holds these securities and considers our claim to be approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. While we dispute the Trustee’s calculation of the claim, as a result of the Trustee’s position, we removed the mortgage-backed securities and the borrowings from our balance sheet at December 31, 2011 and recorded the net amount as a receivable included in other assets (the “Net Claim”). While we intend to pursue full recovery of our Net Claim, we have a reserve of $3.9 million against the receivable balance at December 31, 2013. There can be no assurances as to the amount of the final settlement of this transaction.

Notes to Consolidated Financial Statements

At December 31, 2013, we had unused lines of credit available from the FHLB, other than repurchase agreements, of up to $500.0 million. These lines of credit are renewed on an annual basis by the FHLB. Our advances from the FHLB are secured by our investment in FHLB stock and by a blanket security agreement. This agreement requires us to maintain as collateral certain qualifying assets (such as one- to-four family residential mortgage loans) with a fair value, as defined, at least equal to 110% of any outstanding advances.

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

Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $24.0 million at December 31, 2013 and $25.7 million at December 31, 2012. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

Notes to Consolidated Financial Statements

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$207,836	$185,415	$53,959	$51,721
Service cost	5,005	4,875	1,174	1,113
Interest cost	8,495	8,697	2,074	2,276
Participant contributions	—	—	175	178
Actuarial (gain) loss	(19,999)	14,451	(6,083)	1,109
Benefits paid	(6,199)	(5,602)	(3,089)	(2,438)
Medicaid subsidy	—	—	266	—

Benefit obligation at end of year	195,138	207,836	48,476	53,959

Change in Plan Assets:
Fair value of plan assets at beginning of year	160,245	148,397	—	—
Actual return on plan assets	23,509	16,849	—	—
Employer contributions	689	601	2,914	2,260
Participant contributions	—	—	175	178
Benefits paid	(6,199)	(5,602)	(3,089)	(2,438)

Fair value of plan assets at end of year	178,244	160,245	—	—

Funded status	$(16,894)	$(47,591)	$(48,476)	$(53,959)

Funded status amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Accrued expenses and other liabilities	$16,894	$47,591	$48,476	$53,959

Pre-tax amounts recognized as components of total accumulated other comprehensive income at December 31 consist of:

	Retirement Plans		Other Benefits
	2013	2012	2013	2012
	(In thousands)
Net actuarial loss	$46,484	$82,799	$15,565	$22,808
Prior service cost (credit)	838	1,196	(16,210)	(17,775)

Total	$47,322	$83,995	$(645)	$5,033

The accumulated benefit obligation for all defined benefit retirement plans was $172.6 million and $180.2 million at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)
Net periodic benefit cost:
Service cost	$5,005	$4,875	$4,160	$1,174	$1,113	$970
Interest cost	8,495	8,697	8,926	2,074	2,275	2,584
Expected return on assets	(12,968)	(12,017)	(12,312)	—	—	—
Amortization of:
Net actuarial loss	5,775	5,759	4,062	1,160	1,153	1,305
Prior service cost (credit)	358	358	346	(1,565)	(1,565)	(1,565)

Net periodic benefit cost	6,665	7,672	5,182	2,843	2,976	3,294
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	(30,540)	9,619	32,436	(6,083)	1,110	1,743
Amortization of net actuarial loss	(5,775)	(5,759)	(4,062)	(1,160)	(1,153)	(1,305)
Amortization of prior service cost	(358)	(358)	(346)	1,565	1,565	1,565

Total recognized in other comprehensive income	(36,673)	3,502	28,028	(5,678)	1,522	2,003

Total recognized in net periodic benefit cost and other comprehensive income	$(30,008)	$11,174	$33,210	$(2,835)	$4,498	$5,297

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 are $2.5 million and $231,000 respectively. The estimated net actuarial loss and prior service credit for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 are $748,000 and $1.6 million, respectively.

The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	4.63%	5.75%	4.00%	4.55%	5.50%
Expected return on assets	8.25	8.25	8.25	—	—	—
Rate of compensation increase	3.50	4.00	4.00	—	—	—

The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2013	2012	2013	2012
Discount rate	4.75%	4.15%	4.70%	4.00%
Rate of compensation increase	3.50	3.50	—	—

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

Notes to Consolidated Financial Statements

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2013 was 8.00%. The rate was assumed to decrease gradually to 4.50% for 2021 and remain at that level thereafter.

A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$(90)	$115
Effect on other benefit obligations	(717)	992

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

Equity securities held by the Fund include Hudson City Bancorp common stock in the amount of $6.6 million (3.7% of total plan assets) as of December 31, 2013, and $5.7 million (3.6% of total plan assets) as of December 31, 2012. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City Savings in July 2003. Our plan may not purchase our common stock if, after the purchase, the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value of our common stock held by the plan exceeds 20% of the fair value of the total plan assets.

Notes to Consolidated Financial Statements

The following table presents the fair value of the retirement plan’s assets at the dates indicated by asset class:

		Fair Value Measurements at December 31, 2013
Asset Class	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	4,014	4,014	—	—
Guaranteed deposit fund (a)	11,669	—	—	11,669
Equity Securities (b)	94,648	94,648	—	—
Fixed income securities (c)	67,913	—	67,913	—

	$178,244	$98,662	$67,913	$11,669

		Fair Value Measurements at December 31, 2012
Asset Class	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	8,000	8,000	—	—
Guaranteed deposit fund (a)	11,819	—	—	11,819
Equity Securities (b)	83,279	83,279	—	—
Fixed income securities (c)	57,147	—	57,147	—

	$160,245	$91,279	$57,147	$11,819

(a)	The Guaranteed Deposit Fund (the “Fund”) is an investment in the general account of the Prudential Retirement Insurance and Annuity Company and represents an insurance claim supported by all general account assets. The Fund’s assets are intermediate-term, high-grade fixed income securities consisting of commercial mortgages, private placement bonds, publicly-traded debt securities and asset-backed securities.
(b)	This class includes a mutual fund that invests primarily in stocks representative of the whole U.S. stock market. The objectives of this mutual fund is to outperform the U.S. stock markets. This class also includes $6.6 million and $5.7 million of Hudson City Bancorp, Inc. common stock at December 31, 2013 and 2012, respectively.
(c)	This class includes investments in U.S. Treasuries, MBSs issued by GSEs, investment-grade corporate bonds and sovereign debt.

The following table presents a reconciliation of Level 3 assets measured at fair value at December 31:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Guaranteed Deposit Fund
	2013	2012
Beginning balance	$11,819	$11,912
Purchases, sales, issuances and settlements (net)	(150)	(93)

Ending balance	$11,669	$11,819

We made contributions of $689,000 and $601,000 to our retirement plans during 2013 and 2012, respectively. We do not expect to make a contribution during 2014.

Notes to Consolidated Financial Statements

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

Year	Retirement Plans	Other Benefits
	(In thousands)
2014	$7,764	$2,970
2015	8,316	3,159
2016	8,988	3,373
2017	9,567	3,500
2018	10,489	3,666
2019 through 2023	61,031	19,661

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

The combined outstanding loan principal at December 31, 2013 was $220.8 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of 962,185 shares per year over a forty-year period. The annual allocation of shares is based on the ratio of a participant’s eligible compensation, as defined in the ESOP document, as a percentage of total eligible compensation of all participants in the ESOP. Dividends on allocated and unallocated shares, to the extent that they exceed the scheduled principal and interest payments on the ESOP loan, are paid to participants in cash.

Through December 31, 2013, a total of 13,770,884 shares have been allocated or committed to be allocated to participants. Unallocated ESOP shares held in suspense totaled 29,827,724 at December 31, 2013 and had a fair value of $281.3 million. ESOP compensation expense for the years ended December 31, 2013, 2012 and 2011 was $8.5 million, $6.8 million, and $7.9 million, respectively.

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. We accrue for these benefits over the period during which employees provide services to earn these benefits. At December 31, 2013 and 2012, we had accrued $19.8 million and $21.7 million, respectively for the ESOP restoration plan. Compensation expense related to this plan amounted to credits of $(1.8) million, $(2.3) million and $(8.7) million in 2013, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements

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

Each stock option granted entitles the holder to purchase one share of Hudson City’s common stock at an exercise price not less than the fair value of a share of common stock at the date of grant. Options granted generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Hudson City stock option plans existing prior to 2006, 36,323,960 shares of Hudson City Bancorp, Inc. common stock have been reserved for issuance. Directors and employees have been granted 36,503,507 stock options, including 240,819 shares previously issued, but forfeited by plan participants prior to exercise.

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 grants”), have been met so we have recorded compensation expenses for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are reflected as forfeitures in the table below.

In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,618,932 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,308,513 will vest between April 2014 and July 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options vested in April 2012. The 2011 option grants have an expiration period of ten years. We have determined that it is probable these performance measures for the 2011 Performance Options will be met and have recorded compensation expense for the those grants accordingly. No stock options were granted during 2013 and 2012.

Notes to Consolidated Financial Statements

The fair values of the option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011
	Retention Options	Performance Options
Expected dividend yield	3.37%	3.37%
Expected volatility	43.54	36.93
Risk-free interest rate	1.06	2.01
Expected option life	3 years	5 years
Fair value of options granted	$2.32	$2.39

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

Compensation expense related to our outstanding stock options amounted to $942,000, $1.7 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2013		2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	27,775,857	$12.97	28,825,986	$12.77	28,129,885	$12.68
Granted	—	—	—	—	1,618,932	9.22
Exercised	(222,510)	6.32	(702,545)	5.56	(870,331)	3.64
Forfeited	(2,150,392)	12.99	(347,584)	12.05	(52,500)	12.13

Outstanding at end of year	25,402,955	$13.02	27,775,857	$12.97	28,825,986	$12.77

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2013, 2012 and 2011 was $530,000, $1.1 million, and $3.9 million, respectively.

Notes to Consolidated Financial Statements

The following table summarizes information about our stock options outstanding at December 31, 2013:

Options Outstanding			Options Exercisable
Number Of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
304,308	1 month	11.91	304,308	11.91
1,930,651	2 months	12.22	1,930,651	12.22
448,840	4 months	10.33	448,840	10.33
383,724	1 year	11.17	383,724	11.17
7,827,500	2.5 years	12.76	7,827,500	12.76
350,000	3 years	13.35	350,000	13.35
3,037,500	3 years	13.78	3,037,500	13.78
3,600,000	4 years	15.69	3,600,000	15.69
350,000	4 years	18.84	350,000	18.84
50,000	4 years	12.00	50,000	12.00
350,000	5 years	12.81	350,000	12.81
2,880,000	5 years	12.03	2,880,000	12.03
1,975,000	6 years	13.12	1,975,000	13.12
300,000	6 years	13.47	300,000	13.47
37,500	6.5 years	12.10	37,500	12.10
1,376,119	7.5 years	9.50	160,419	9.50
150,000	7.5 years	9.77	150,000	9.77
51,813	7.5 years	8.33	—	—

25,402,955		$13.02	24,135,442	$13.21

The total intrinsic value of the options outstanding was $57,000 as of December 31, 2013. At December 31, 2013, unearned compensation costs related to all unvested awards of options not yet recognized totaled $282,000, and will be recognized over a weighted-average period of approximately 1.3 years.

d) Restricted Stock Plans

Hudson City Bancorp granted stock awards pursuant to the RRP established in January 2000 and the SIP established in January 2006. Expense for stock awards is recognized ratably over the vesting period based on the fair value of the common stock on the grant date. No stock awards have been granted pursuant to the 2011 SIP.

The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share. Generally, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2013, common stock that had not been awarded totaled 13,625 shares.

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock

Notes to Consolidated Financial Statements

awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for the restricted stock plans amounted to $79,000 and $3.5 million for the years ended December 31, 2012 and 2011, respectively.

A summary of the status of the granted, but unvested shares under the RRP and SIP Plan as of December 31, and changes during those years, is presented below:

	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	294,584	$12.07	583,167	$12.06
Granted	—	—	—	—
Vested	(288,584)	12.05	(288,583)	12.05
Forfeited	(6,000)	13.12	—	—

Outstanding at end of period	—	$—	294,584	$12.07

The per share weighted-average vesting date fair value of the shares vested during 2012 and 2011 was $6.83 and $9.50, respectively.

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

Notes to Consolidated Financial Statements

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

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, vested in April 2013 and will be settled upon resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices.

Stock unit awards were made in 2013 (the “2013 stock unit awards”) pursuant to the 2011 SIP for a total of $13.8 million, or stock units of 1,672,639 shares. The 2013 stock unit awards include 1,480,100 shares granted to employees in June 2013 that will vest in annual installments, upon continued service through January 1, 2014, 2015, and 2016 and the attainment of certain financial performance measures. The 2013 stock unit awards also include 138,800 shares which were granted in April 2013 that will vest in annual installments upon continued service through April 2016. The remaining 53,739 2013 stock unit awards, which were granted in July 2013 to outside directors, will vest on continued service through April 2014 and will be settled upon the recipient’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

The fair values of the 2013 stock unit awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2013
VPUs
HCBK closing price	$8.36
Expected volatility	28.00%
Risk-free interest rate	0.72%
Remaining term (in years)	2.41
Fair value of VPUs granted	$8.21

Expense attributable to the stock unit awards amounted to $9.6 million, $6.1 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements

A summary of the status of the granted, but unvested shares under the SIP Plan as of December 31, and changes during those years, is presented below:

	Stock Unit Awards
	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,764,372	$8.07	1,024,891	$9.75	20,661	$12.10
Granted	1,672,639	8.21	1,768,681	7.13	1,004,230	9.70
Forfeited	(154,865)	7.13	(29,200)	9.71	—	—

Outstanding at end of period	4,282,146	$8.16	2,764,372	$8.07	1,024,891	$9.75

f) Incentive Plans

A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. Expense related to this plan was $4.5 million, $2.3 million, and $2.3 million in 2013, 2012 and 2011, respectively.

Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $10.1 million, $10.2 million, and $3.6 million in 2013, 2012 and 2011, respectively.

12.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)
Balance at December 31, 2012	$122,629	$(52,659)	$69,970

Other comprehensive income (loss) before reclassifications	(84,158)	21,662	(62,496)
Amounts reclassified from accumulated other comprehensive (loss) income	(4,527)	3,389	(1,138)

Other comprehensive (loss) income	(88,685)	25,051	(63,634)

Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Balance at December 31, 2011	$89,339	$(49,688)	$39,651

Other comprehensive income (loss) before reclassifications	33,290	(6,346)	26,944
Amounts reclassified from accumulated other comprehensive income	—	3,375	3,375

Other comprehensive income	33,290	(2,971)	30,319

Balance at December 31, 2012	$122,629	$(52,659)	$69,970

Notes to Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Line Item in the Statement of Income
	For the Years Ended December 31,
	2013	2012	2011
Securities available for sale:
Net realized gain on securities available for sale	$7,653	$—	$102,468		Gain on securities transaction, net
Income tax expense	(3,126)	—	(40,526)		Income tax expense

Net of income tax expense	4,527	—	61,942

Postretirement benefit pension plans:
Amortization of prior service cost	1,207	1,207	1,219	(a)
Amortization of net actuarial loss	(6,935)	(6,912)	(5,367	)(a)

Total before income tax expense	(5,728)	(5,705)	(4,148)
Income tax expense	2,339	2,330	1,657		Income tax expense

Net of income tax expense	(3,389)	(3,375)	(2,491)

Total reclassifications	$1,138	$(3,375)	$59,451

(a)	These items are included in the computation of net periodic pension cost. See Employee Benefit Plans footnote for additional disclosure.

Notes to Consolidated Financial Statements

13.	Income Taxes

Income tax expense (benefit) is summarized as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Federal:
Current	$113,620	$108,900	$(361,196)
Deferred	(13,735)	27,619	(35,605)

Total federal	99,885	136,519	(396,801)

State:
Current	3,012	157	13,878
Deferred	17,152	27,963	(136,397)

Total state	20,164	28,120	(122,519)

Total income tax expense (benefit)	120,049	164,639	$(519,320)

Not included in the above table are deferred income tax (benefit) expense of $(43.9) million, $20.9 million, and $(76.8) million for 2013, 2012 and 2011, respectively, which represent the deferred income taxes relating to the changes in accumulated other comprehensive income (loss).

The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2013	2012	2011
	(Dollars in thousands)
Net income (loss) before income tax expense (benefit)	$305,265	$413,782	$(1,255,309)
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense (benefit)	106,843	144,824	(439,358)
State income taxes, net of federal income tax expense (benefit)	13,107	18,278	(79,638)
ESOP fair market value adjustment	902	292	657
Merger-related expenses	242	2,125	—
Dividends on allocated ESOP shares	(677)	(1,050)	(1,186)
Other, net	(368)	170	205

Income tax expense (benefit)	$120,049	$164,639	$(519,320)

Notes to Consolidated Financial Statements

The net deferred tax asset consists of the following at December 31:

	2013	2012
	(In thousands)
Deferred tax asset:
Allowance for loan losses	$111,900	$122,514
State operating loss carryforward	51,278	63,765
Postretirement benefits	39,054	57,098
Non-qualified benefit plans	56,238	48,030
ESOP expense	13,995	12,755
Interest on non-accrual loans	46,136	45,659
Other	21,848	13,847

Total deferred tax assets	340,449	363,668

Deferred tax liabilities:
Postretirement benefits	19,916	21,630
Net unrealized gain on securities available for sale	23,384	84,631
Other	1,396	1,790

Total deferred tax liablilities	44,696	108,051

Net deferred tax asset (included in other assets)	$295,753	$255,617

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Federal deferred tax assets are recoverable due to the two year loss carryback period for federal purposes. During 2013, the Company received $364.9 million in tax refunds related to our net loss for 2011. State deferred tax assets, including the state net operating loss are dependent upon the Company’s taxable income in future periods. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2013 and 2012.

Current accounting guidance provides for the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Accrued estimated penalties and interest on unrecognized tax benefits were approximately $1.8 million and $2.7 million at December 31, 2013 and 2012, respectively. Estimated penalties and interest of $(798,000), $234,000 and $1.2 million are included in income tax expense (benefit) at December 31, 2013, 2012, and 2011, respectively. The Company’s tax returns are subject to examination in the normal course by federal and tax authorities for the years 2009 through 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2013	2012
	(In thousands)
Balance at January 1	$6,880	$7,062
Additions based on tax positions related to the current year	244	281
Reductions for tax positions of prior years	(286)	(463)

Balance at December 31	$6,838	$6,880

Retained earnings at December 31, 2013 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for

Notes to Consolidated Financial Statements

tax purposes. Under FASB guidance, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that the amount will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. The unrecognized deferred tax liability with respect to our base-year deduction amounted to $23.5 million at December 31, 2013 and 2012.

14.	Fair Value Measurements and Disclosures

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at December 31, 2013 and 2012, respectively. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades,

Notes to Consolidated Financial Statements

broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.1 million and $7.5 million at December 31, 2013 and 2012, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2013 and 2012.

		Fair Value at December 31, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,167,555	$—	$7,167,555	$—
U.S. government-sponsored enterprises debt	290,194		290,194

Total available for sale debt securities	$7,457,749	$—	$7,457,749	$—

Available for sale equity securities:
Financial services industry	$7,089	$7,089	$—	$—

Total available for sale equity securities	7,089	7,089	—	—

Total available for sale securities	$7,464,838	$7,089	$7,457,749	$—

		Fair Value at December 31, 2012 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$8,040,742	$—	$8,040,742	$—
Corporate debt	420,590	—	420,590	—

Total available for sale debt securities	$8,461,332	$—	$8,461,332	$—

Available for sale equity securities:
Financial services industry	$7,467	$7,467	$—	$—

Total available for sale equity securities	7,467	7,467	—	—

Total available for sale securities	$8,468,799	$7,467	$8,461,332	$—

Assets that were measured at fair value on a non-recurring basis at December 31, 2013 and 2012 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $324.2 million and $221.5 million at December 31, 2013 and 2012, respectively. Based on this evaluation, we established an ALL of $590,000 and $1.6 million for those same respective periods. There was no provision for loan losses related to these loans for 2013 and 2012. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the

Notes to Consolidated Financial Statements

individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $25.0 million and $19.7 million at December 31, 2013 and 2012, respectively. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties at December 31, 2013 and 2012 and amounted to $70.4 million and $47.3 million, respectively. During 2013 and 2012, charge-offs to the ALL related to loans that were transferred to foreclosed real estate amounted to $2.9 million and $3.0 million, respectively. Write-downs and net gain (loss) on sale related to foreclosed real estate that were charged to non-interest expense amounted to a net gain of $1.7 million and a net loss of $1.9 million for those same respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis as of the dates indicated.

	Fair Value Measurements at December 31, 2013 using			Total Gains (Losses)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Impaired loans	$—	$—	$324,229	$(3,100)
Foreclosed real estate	—	—	70,436	1,661

	Fair Value Measurements at December 31, 2012 using			Total Gains (Losses)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Impaired loans	$—	$—	$221,492	$(873)
Foreclosed real estate	—	—	47,332	(1,881)

Notes to Consolidated Financial Statements

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis as of the dates indicated.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Foreclosed Real Estate	Impaired Loans
Balance at December 31, 2011	$40,619	$73,240
Net (losses) gains	(1,881)	(873)
Net transfers in (out)	8,594	149,125

Balance at December 31, 2012	$47,332	$221,492
Net gains (losses)	1,661	(3,100)
Net transfers in (out)	21,443	105,837

Balance at December 31, 2013	$70,436	$324,229

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013.

	December 31, 2013
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
		(In thousands)
Impaired loans	$324,229	Net Present Value	Discount rate	Varies
		Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies
Foreclosed real estate	70,436	Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

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

Notes to Consolidated Financial Statements

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

The estimated fair value of Hudson City’s financial instruments is summarized as follows at December 31:

	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$133,665	$133,665	$171,042	$171,042
Federal funds sold	4,190,809	4,190,809	656,926	656,926
Investment securities held to maturity	39,011	42,727	39,011	45,592
Investment securities available for sale	297,283	297,283	428,057	428,057
Federal Home Loan Bank of New York stock	347,102	347,102	356,467	356,467
Mortgage-backed securities held to maturity	1,784,464	1,888,823	2,976,757	3,172,473
Mortgage-backed securities available for sale	7,167,555	7,167,555	8,040,742	8,040,742
Loans	23,942,212	25,245,987	26,886,065	28,223,227

Liabilities:
Deposits	21,472,329	21,590,537	23,483,917	23,679,903
Borrowed funds	12,175,000	13,621,332	12,175,000	14,368,603

Notes to Consolidated Financial Statements

15.	Regulatory Matters

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

OCC regulations currently require federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. Pursuant to the new minimum capital rules (described below), which will go into effect for Hudson City Savings on January 1, 2015, a federally chartered savings bank must also maintain a minimum common equity tier 1 capital ratio of 4.5% and the minimum Tier risk-based capital ratio has been increased from 4.0% to 6.0%. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors. Management believes that, as of December 31, 2013, Hudson City Savings met all capital adequacy requirements to which it is subject. As of December 31, 2013, Hudson City Savings met the applicable requirements to be considered “well capitalized”.

The following is a summary of Hudson City Savings’ actual capital amounts and ratios as of December 31, 2013 and 2012, compared to the OCC minimum capital adequacy requirements and the OCC requirements for classification as a well-capitalized institution:

			OCC Requirements
	Bank Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Tangible capital	$4,145,444	10.82%	$574,791	1.50%	n/a	n/a
Leverage (core) capital	4,145,444	10.82	1,532,777	4.00	$1,915,971	5.00%
Total-risk-based capital	4,361,710	25.31	1,378,687	8.00	1,723,359	10.00

December 31, 2012
Tangible capital	$4,059,774	10.09%	$603,356	1.50%	n/a	n/a
Leverage (core) capital	4,059,774	10.09	1,608,950	4.00	$2,011,188	5.00%
Total-risk-based capital	4,309,575	21.59	1,596,842	8.00	1,996,053	10.00

The OCC may take certain supervisory actions under the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OCC regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10.0% or greater and its Tier 1 risk-based capital ratio is 6.0% or greater, and its leverage ratio is 5.0% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. Pursuant to the new minimum capital rules, to be well capitalized, an insured depository institution must maintain a total risk-based capital ratio of 10.0% or more, a Tier 1 capital ratio of 8.0% or more, a common equity Tier 1 capital ratio of 6.5% or more and a leverage ratio of 5.0% or more.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

16.	Commitments and Contingencies

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

At December 31, 2013, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $127.0 million and $36.3 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $151.9 million, $1.6 million, and $2.3 million, respectively. At December 31, 2012, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $321.4 million and $111.7 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $159.0 million, $2.6 million, and $3.1 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

On April 12, 2013, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of all of the actions described above (collectively, the “Actions”).

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

Notes to Consolidated Financial Statements

Hudson City Bancorp, M&T, and the other defendants deny all of the allegations in the Actions and believe the disclosures in the Joint Proxy Statement are adequate under the law. Nevertheless, Hudson City Bancorp, M&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

17.	Parent Company Only Financial Statements

Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:

Statements of Financial Condition

	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Cash and due from subsidiary bank	$134,040	$136,014
Investment in subsidiary	4,386,310	4,344,092
ESOP loan receivable	220,791	223,763
Other assets	1,435	—

Total Assets	$4,742,576	$4,703,869

Stockholders’ Equity:
Accrued expenses	$—	$4,061
Total stockholders’ equity	4,742,576	4,699,808

Total Liabilities and Stockholders’ Equity	$4,742,576	$4,703,869

Notes to Consolidated Financial Statements

Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income:
Dividends received from subsidiary	$100,000	$160,000	$87,524
Interest on ESOP loan receivable	11,188	11,329	11,464
Interest on deposit with subsidiary	251	352	733

Total income	111,439	171,681	99,721
Expenses	3,088	7,279	1,380

Income before income tax expense and equity in undistributed net income of subsidiary	108,351	164,402	98,341
Income tax expense	3,540	3,774	4,068

Income before equity in undistributed net income of subsidiary	104,811	160,628	94,273
Equity in undistributed net income (loss) of subsidiary	80,405	88,515	(830,262)

Net income (loss)	$185,216	$249,143	$(735,989)

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$185,216	$249,143	$(735,989)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss)	(80,405)	(88,515)	830,262
Increase in other assets	(1,435)	—	—
(Decrease) increase in accrued expenses	(4,061)	210	3,720

Net Cash Provided by Operating Activities	99,315	160,838	97,993

Cash Flows from Investing Activities:
Principal collected on ESOP loan	2,972	2,830	2,695

Net Cash Provided by Investing Activities	2,972	2,830	2,695

Cash Flows from Financing Activities:
Purchases of treasury stock	—	(427)	(163)
Exercise of stock options	1,408	3,905	3,165
Cash dividends paid on unallocated ESOP shares	(6,158)	(10,161)	(12,757)
Cash dividends paid	(99,511)	(158,793)	(192,698)

Net Cash Used in Financing Activities	(104,261)	(165,476)	(202,453)

Net Decrease in Cash Due from Bank	(1,974)	(1,808)	(101,765)
Cash Due from Bank at Beginning of Year	136,014	137,822	239,587

Cash Due from Bank at End of Year	$134,040	$136,014	$137,822

Notes to Consolidated Financial Statements

18.	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2013 and 2012.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$366,065	$347,509	$326,298	$321,309
Interest expense	188,682	187,656	186,885	185,445

Net interest income	177,383	159,853	139,413	135,864
Provision for loan losses	20,000	12,500	4,000	—

Net interest income after provision for loan losses	157,383	147,353	135,413	135,864
Non-interest income	2,533	9,588	13,456	13,512
Non-interest expense	81,255	76,621	78,488	73,473

Income before income tax expense	78,661	80,320	70,381	75,903
Income tax expense	30,730	31,598	27,647	30,074

Net Income	$47,931	$48,722	$42,734	$45,829

Basic earnings per share	$0.10	$0.10	$0.09	$0.09

Diluted earnings per share	$0.10	$0.10	$0.09	$0.09

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$448,791	$430,661	$405,429	$388,158
Interest expense	214,673	206,408	202,141	195,894

Net interest income	234,118	224,253	203,288	192,264
Provision for loan losses	25,000	25,000	20,000	25,000

Net interest income after provision for loan losses	209,118	199,253	183,288	167,264
Non-interest income	2,787	2,924	3,017	2,733
Non-interest expense	91,598	83,571	93,877	87,556

(Loss) income before income tax expense	120,307	118,606	92,428	82,441
Income tax (benefit) expense	47,320	46,330	36,496	34,493

Net (loss) income	$72,987	$72,276	$55,932	$47,948

Basic (loss) earnings per share	$0.15	$0.15	$0.11	$0.10

Diluted (loss) earnings per share	$0.15	$0.15	$0.11	$0.10

Notes to Consolidated Financial Statements

19.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2013			2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net income (loss)	$185,216			$249,143			$(735,989)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$185,216	497,794	$0.37	$249,143	496,570	$0.50	$(735,989)	494,629	$(1.49)

Effect of dilutive common stock equivalents	—	277		—	35		—	—

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$185,216	498,071	$0.37	$249,143	496,605	$0.50	$(735,989)	494,629	$(1.49)

Excludes options to purchase 25,351,142 shares, 24,036,905 shares and 26,833,269 shares, respectively, of the Company’s common stock which were outstanding for the years ended December 31, 2013, 2012 and 2011 as their inclusion would be anti-dilutive.

20.	Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on our financial condition or results of operations.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires that an entity present an unrecognized tax benefit or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward, with the following exception. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the

Notes to Consolidated Financial Statements

financial statements as a liability and should not be combined with deferred tax assets. The amendments in this disclosure do not require new recurring disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. We do not expect this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

In February 2013, FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendment does require that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have included the required disclosures in Note 12 of the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria and we identified no material weakness requiring corrective action with respect to those controls.

Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report appears on page 114.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1 – Election of Directors – General,” “– Who Our Directors Are,” “– Nominees for Election as Directors,” “– Continuing Directors,” “– Executive Officers,” “– Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.

Item 11.	Executive Compensation

Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis,” “–Compensation of Executive Officers and Directors –,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “– Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive

Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors – Compensation Plans” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

2.3	Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (22)

2.4	Amendment No. 1 to the Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (25)

2.5	Amendment No. 2 to the Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (26)

3.1	Amended and Restated Certificate of Incorporation of Hudson City Bancorp, Inc. (15)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5, 6 and 7) (17)

10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No. 1 (5)

10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (13)

10.4	Severance Pay Plan of Hudson City Savings Bank (3)

10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)

10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (13)

10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (13)

10.13	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (13)

10.14	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (13)

10.15	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (12)

10.16	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.17	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.18	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.19	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.20	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.21	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.22	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.23	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.24	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)

10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)

10.26	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)

10.27	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)

EXHIBIT	DESCRIPTION

10.28	Benefit Maintenance Plan of Hudson City Savings Bank (13)

10.29	Summary of Material Terms of Directed Charitable Contribution Program (11)

10.30	Summary of Director Compensation (20)

10.31	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)

10.32	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)

10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Restricted Stock Award Notice (14)

10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (5)

10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (5)

10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (5)

10.37	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Restricted Stock Award Notice (16)

10.38	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice (16)

10.39	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Employees (18)

10.40	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Non-employee Directors (18)

10.41	Hudson City Bancorp, Inc. Amended & Restated 2011 Stock Incentive Plan (19)

10.42	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Variable Deferred Stock Unit Award Notice Employees (21)

10.43	Letter Agreement with Ronald E. Hermance, Jr. dated December 24, 2012 (23)

10.44	Letter Agreement with Denis J. Salamone dated December 24, 2012 (23)

10.45	Form of Letter Agreement with Officer dated December 24, 2012 (23)

10.46	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit Award Notice for Employees (24)

10.47	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit award Notice for Employees (24)

21.1	Subsidiaries of Hudson City Bancorp, Inc.*

23.1	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements. *

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.
(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.
(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.
(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008.
(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.
(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.
(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.
(10)	Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006.
(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.
(12)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on March 18, 2010.
(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.
(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.
(15)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on October 11, 2012.
(16)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011.
(17)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011.
(18)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011.
(19)	Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on March 17, 2011.
(20)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on May 10, 2012.
(21)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on November 9, 2012.
(22)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.
(23)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.
(24)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 8, 2013.
(25)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
(26)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on February 28, 2014.

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

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ Denis J. Salamone Denis J. Salamone	Director, President and Chief Operating Officer	February 28, 2014

/s/ Michael W. Azzara Michael W. Azzara	Director	February 28, 2014

/s/ William G. Bardel William G. Bardel	Director	February 28, 2014

/s/ Scott A. Belair Scott A. Belair	Director	February 28, 2014

/s/ Victoria H. Bruni Victoria H. Bruni	Director	February 28, 2014

/s/ Cornelius E. Golding Cornelius E. Golding	Director	February 28, 2014

/s/ Donald O. Quest Donald O. Quest	Director	February 28, 2014

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	February 28, 2014