Form 10-K/A
period 2013-12-31
HUDSON CITY BANCORP INC
filed 2014-04-30
CIK 921847

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 24, 2014, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,447,289 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $4,472,904,759. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $9.175 as reported by the NASDAQ Global Market on June 28, 2013.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Hudson City Bancorp, Inc. on Form 10-K/A (“Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on February 28, 2014 (“Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, unless we specify otherwise, “Hudson City Bancorp,” and “Company,” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp and “we,” “us,” “our” and “Hudson City” refer collectively to the Company and the Bank.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Who Our Directors Are

The table below states certain information with respect to each director of the Hudson City Bancorp Board of Directors (“Board” or “Board of Directors”) (including time spent on the Board of Directors or Board of Managers of the Bank prior to the incorporation of Hudson City Bancorp on March 4, 1999). There are no arrangements or understandings between Hudson City Bancorp and any director or nominee pursuant to which such person was elected or nominated to be a director of Hudson City Bancorp. For information with respect to security ownership of directors, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Directors and Executive Officers.”

Name	Age (1)	Director Since	Term Expires	Positions Held at Hudson City Bancorp
Ronald E. Hermance, Jr.	66	1988	2014	Director, Chairman and Chief Executive Officer
Denis J. Salamone	61	2001	2015	Director, President and Chief Operating Officer
Michael W. Azzara	67	2002	2015	Director
Victoria H. Bruni	72	1996	2015	Director
Donald O. Quest, M.D.	74	1983	2014	Director
Joseph G. Sponholz	70	2002	2014	Director
Cornelius E. Golding	66	2010	2014	Director
William G. Bardel	74	2003	2014	Director
Scott A. Belair	66	2004	2014	Director

(1)	As of May 1, 2014.

Directors

Ronald E. Hermance, Jr. has been Chief Executive Officer of Hudson City Bancorp and Hudson City Savings since January 1, 2002 and Chairman of the Board since January 1, 2005. Mr. Hermance previously served as President of Hudson City Bancorp and Hudson City Savings from January 1, 2002 until December 2010. Prior to assuming these positions, Mr. Hermance had served as President and Chief Operating Officer of Hudson City Bancorp since its incorporation in 1999 and of Hudson City Savings since January 1997. Mr. Hermance previously was Senior Executive Vice President and Chief Operating Officer from the time he joined Hudson City Savings in 1988. He was elected to the Board of Managers of Hudson City Savings in 1988. Prior to joining Hudson City Savings, Mr. Hermance was Chief Financial Officer of Southold Savings Bank, Long Island, New York. In addition, Mr. Hermance also served as Senior Vice President and Chief Lending Officer for Bankers Trust Company of Western New York, a division of Bankers Trust Company of New York. From 2004 to 2014, Mr. Hermance was an elected member of the board of directors of the Federal Home Loan Bank of New York, where he was Chairman of the Nominating and Corporate Governance Committee and also served on the Executive Committee. Mr. Hermance is a graduate of St. John Fisher College in Rochester, New York where he currently serves as a Trustee on its Board. Mr. Hermance also serves as a member on the board of directors of The Valley Hospital in Ridgewood, New Jersey.

Mr. Hermance has over 46 years of experience in the banking industry, both in management and as a board member. Of these 46 years, Mr. Hermance has spent 25 years with the Company serving in senior management capacities. Mr. Hermance’s management skills, leadership skills and knowledge of the banking industry strengthen the Board’s collective knowledge, capabilities and experience.

Denis J. Salamone has served as President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings since December 2010. Prior to assuming these positions, Mr. Salamone served as Senior Executive Vice President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings from January 1, 2002 and prior to that time served as Senior Executive Vice President since October 2001. He was elected to the Board in October 2001. Prior to joining the Company, Mr. Salamone had a 26 year career with the independent accounting firm of PricewaterhouseCoopers LLP, where he had been a partner for 16 years. Immediately prior to joining Hudson City Bancorp, Mr. Salamone was the Global Financial Services leader for Audit and Business Advisory Services, and a member of the PricewaterhouseCoopers eighteen member board of partners. Mr. Salamone is a member of the American Institute of CPAs and a member of the New York State Society of CPAs. He graduated in

1975 with a B.S. in Accounting from St. Francis College where he is currently a member of its Board of Trustees. Mr. Salamone served as Acting Chairman and Chief Executive Officer during Mr. Hermance’s medical leave in 2012.

Mr. Salamone has 38 years of experience in the financial services industry. Prior to joining the Company, for 26 years Mr. Salamone served a clientele consisting of many banks and investment banks as a professional advisor. As a partner at a major accounting firm working with financial institutions, Mr. Salamone developed a depth of knowledge in areas of accounting, risk management, internal control, regulatory compliance and operational efficiency and effectiveness which are a valuable asset to the Board. Mr. Salamone’s skills, experience and knowledge strengthen the Board’s collective knowledge, capabilities and experience.

Michael W. Azzara has been a part-time Senior Consultant with the executive search and consulting firm of Foley Proctor Yoskowitz since October 2003. He is the retired President and Chief Executive Officer of Valley Health System, a regional health care provider comprised of The Valley Hospital in Ridgewood, New Jersey, Valley Home Care and the Valley Health Medical Group, a position he held from 1997 to his retirement in 2003. Prior to assuming such position, Mr. Azzara served as President and Chief Executive Officer of The Valley Hospital. Mr. Azzara serves on the Board of Trustees of Rutgers University and as Chair of the Advisory Board to the Dean of the School of Arts and Sciences at Rutgers University. He also serves as Chair of the Board of Trustees of the non-profit Bergen Volunteer Medical Initiative. Mr. Azzara had served on the Board of Directors of Ridgewood Savings Bank for 13 years until its purchase by another community bank. A graduate of Rutgers University, he has a Masters degree from Cornell Graduate School of Business and Public Administration. Mr. Azzara is also a Life Fellow of the American College of Health Care Executives.

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

William G. Bardel was the Associate Headmaster and Chief Financial Officer of the Lawrenceville School, a preparatory high school in Lawrenceville, New Jersey, from 1994 until 2006. The Lawrenceville School had an annual budget of $40 million and an endowment of $200 million. Previously, from 1988 to 1994, he served as head of the Government Advisory Group of Lehman Brothers in London, England, which provided financial market guidance to developing nations in Africa, Asia, Eastern Europe, South America and the Middle East, having been named a Managing Director of Lehman Brothers in 1984. Since 2006, Mr. Bardel has acted as a financial consultant to a number of educational institutions. Mr. Bardel currently serves as the Audit Committee’s financial expert. A graduate of Yale University, he has a Masters degree from Oxford University where he was a Rhodes Scholar. Mr. Bardel received his J.D. from Harvard Law School and was a member of the bar in the state of New York until he ceased the active practice of law. Mr. Bardel currently serves as the Board’s lead independent director.

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

Scott A. Belair is a co-founder of Urban Outfitters, Inc., a NASDAQ-listed retailer and wholesaler operating under the brand names Urban Outfitters, Anthropologie and Free People, and has served on its Board of Directors since 1970. Previously, Mr. Belair, a CPA, was a Principal at Morgan Stanley and Vice President and Chief Financial Officer of the international offices and subsidiaries at Goldman Sachs, having worked at these investment banks for more than 15 years. In addition, Mr. Belair has been Principal at The ZAC Group, performing financial advisory services, since 1989. Mr. Belair also serves as a member on the Board of Directors of the Ridgewood YMCA in Ridgewood, New Jersey. A graduate of Lehigh University, Mr. Belair has an MBA from the University of Pennsylvania.

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

Prior to Ms. Bruni’s retirement in 2006, her professional career spanned 42 years, all of which were spent in managerial and executive positions where she gained valuable leadership and governance experience and a strong understanding of corporate financial matters and human resources related issues. In addition, as an attorney admitted to the bar since 1978, Ms. Bruni possesses a valuable understanding of the legal system and the ability to assess and evaluate risk from a legal as well as a business standpoint. Ms. Bruni’s skills, experience and knowledge, as well as the unique perspective she brings as the only outside director with line officer experience in human resources management, strengthen the Board’s collective knowledge, capabilities and experience.

Cornelius E. Golding was the Senior Vice President and Chief Financial Officer of Atlantic Mutual Insurance Company, where, among other responsibilities, he oversaw the corporate investment portfolio, a position he held from August 1994 to his retirement in September 2003. Previously, from 1981 to 1994, Mr. Golding served in various management and executive positions at Atlantic Mutual Insurance Company, including Senior Vice President and Comptroller, Vice President and Comptroller and Vice President-Internal Audit. Prior to joining Atlantic Mutual Insurance Company, Mr. Golding served as the Vice President of Ideal Mutual Insurance Company in 1979 and as the Assistant Controller of AIG, a position he held from December 1979 to March 1980. From 1974 to 1979 Mr. Golding served in various positions at Crum & Forster, including Assistant Controller and from 1972 to 1974 Mr. Golding was employed by the Robert Stigwood Organization. Prior to 1972, Mr. Golding worked for the independent accounting firm of Price Waterhouse (now PricewaterhouseCoopers) as an auditor. Mr. Golding serves on the Board of Directors of United Automobile Insurance Group where he is a member of the Corporate Governance Committee, Audit Committee and Investment Committee and the Chairman of the Risk Committee. Mr. Golding also serves on the Board of Directors of Retrophin Inc. (a public company listed on the NASDAQ Global Market) where he is chairman of the Audit Committee, and as Trustee of the John A. Forster Trust. Mr. Golding previously served on the Board of Directors of Neurologix, Inc. where he was Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Golding previously served on the Board of Directors of Somerset Hills Bancorp and National Atlantic Holdings Corporation. Mr. Golding is a retired CPA and a member of the American Institute of CPAs and a member of the New York State Society of CPAs. A graduate of St. John Fisher College, Mr. Golding holds an MBA from Fairleigh Dickenson University. Mr. Golding is also a graduate of the Advanced Education Program at the Wharton School of the University of Pennsylvania.

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

As a result of the senior positions Dr. Quest has held in professional organizations during his career, Dr. Quest has developed valuable leadership skills and experience related to governance and ethical issues. In addition, Dr. Quest has developed a broad understanding of the banking industry based on his service on the Company’s Board since 1983. As the Company’s longest serving continuing director, Dr. Quest makes a unique contribution through his institutional knowledge of the evolution of the Company’s business and the policies and practices of the Board as its governing body. Dr. Quest’s leadership skills, governance experience and knowledge of the Company strengthen the Board’s collective knowledge, capabilities and experience.

Joseph G. Sponholz is a retired Vice Chairman of Chase Manhattan Bank, a position he held from 1997 to his retirement in 2000. Prior to assuming the position of Vice Chairman, Mr. Sponholz had served as Chief Administrative Officer of Chase Manhattan Bank. Serving as a member of Chase’s Executive Committee, Mr. Sponholz spearheaded Chase’s Internet efforts as leader of Chase.com. Prior to its merger with Chase, he served as Chief Financial Officer and Chief Technology Officer at Chemical Bank as part of a 20 year career at that institution and its successor. Prior to joining Chemical Bank, Mr. Sponholz spent 7 years, including two years as a Partner, at the financial advisory firm of Booz Allen Hamilton. Mr. Sponholz currently serves as a member on the Board of Directors of the Bedford Stuyvesant Restoration Corp, in Brooklyn, New York. A graduate of Fordham University, Mr. Sponholz holds an MBA in Finance from New York University. Mr. Sponholz served as the Board’s lead independent director from 2008 until March 31, 2012, and currently serves as Chairman of the Company’s Audit Committee.

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

Executive Officers

In addition to Messrs. Hermance and Salamone, Hudson City Bancorp and Hudson City Savings have the following executive officers:

Louis J. Beierle, age 62, has been a Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2011. He is currently responsible for the internal audit function of both Hudson City Savings and Hudson City Bancorp, having been appointed Director of Internal Audit in January 2007. Mr. Beierle previously served as First Vice President from 2004 through 2010, and as a Vice President from 1993 to 2004, during which time he served in various roles, including assisting in the preparation for Hudson City Bancorp’s initial public offering and the development of the Investor Relations department, as well as serving as the Compliance Officer. Mr. Beierle joined Hudson City Savings in 1993 as Vice President/Special Projects. Prior to joining Hudson City Savings, Mr. Beierle was Chief Financial Officer of Montclair Savings Bank, a position he held from 1989 to 1993, and a Senior Manager in the financial institutions practice of KPMG Peat Marwick from 1980 to 1989. Mr. Beierle is a member of the American Institute of CPAs and the New Jersey Society of CPAs. A graduate of Montclair State College, Mr. Beierle holds an MBA from Rutgers University.

Ronald J. Butkovich, age 64, has been Senior Vice President of Hudson City Savings and Hudson City Bancorp since April 2004. He is responsible for the development of the Long Island Region. Mr. Butkovich joined Hudson City Savings in 2004. He formerly served as Operations/Retail Banking officer of Southold Savings Bank on Long Island, New York for 16 years and the Director of Real Estate, Branch Development, and Construction for North Fork Bank for 16 years. Mr. Butkovich has served on various industry, community, and civic associations including treasurer of the Southold Fire Department since 1978. Mr. Butkovich earned his undergraduate degree at the State University of New York at Albany and is a graduate of the National School of Savings Banks and a graduate of the Executive Development Program at Fairfield University.

V. Barry Corridon, age 65, joined Hudson City Savings in 1970. He has been Senior Vice President of Mortgage Servicing of Hudson City Savings since January 2000 and Senior Vice President of Hudson City Bancorp since January 2004. He previously served as First Vice President of Mortgage Servicing of Hudson City Savings from 1995 to 2000 and as a Vice President from 1982 to 1995. He is responsible for the administration of our mortgage portfolio, supervision of new loan set-up, post-closing, payoffs, mortgage accounting, collections and foreclosures. Mr. Corridon was President of the Mortgage Bankers Association of New Jersey in 1995. He is a former President of the Mortgage Bankers Association’s Educational Foundation. Mr. Corridon is an emeritus member of WOODLEA/PATH Advisory Council of Children’s Aid and Family Services. He earned his undergraduate degree at Fairleigh Dickinson University and is also a graduate of the Graduate School of Savings Banking at Brown University and the Executive Development Program at Fairfield University.

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

Tracey A. Dedrick, age 57, joined Hudson City Savings and Hudson City Bancorp in July of 2011 as Executive Vice President and Chief Risk Officer. From January 2010 to February 2011, Ms. Dedrick served as the Treasurer of PineBridge Investments, an asset management company with $83 billion in assets under management where her responsibilities included managing Treasury, Investor Relations and

Risk Management. Ms. Dedrick was employed by MetLife, the largest insurance company in the United States, from June 2001 until September 2009, where she served as Assistant Treasurer from June 2001 until July 2004, charged with the responsibility for building a treasury function for the recently demutualized company as well as managing the capital, liquidity and interest rate risk in the $500 billion balance sheet. At MetLife, Ms. Dedrick served as the Senior Vice President and Head of Market Risk from July 2007 until September 2009 where she was charged with the task of implementing a new economic capital and market risk model used to successfully measure the market risk of the entire balance sheet for the first time. Ms. Dedrick earned her undergraduate degree at the University of Minnesota.

Anthony J. Fabiano, age 53, has served as Executive Vice President, Finance and Administration since July 2012. Mr. Fabiano has served as the principal accounting officer of Hudson City Bancorp and Hudson City Savings since April 2011. He previously served as Senior Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2010 to June 2012. He previously served as First Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2007 to December 2009. Mr. Fabiano also served as the Vice President and Treasurer of each of Hudson City Preferred Funding and Sound REIT, Inc., each a subsidiary of Hudson City Savings Bank, from January 2008 to December 2011 and has served as the Secretary and Director of HudCiti Service Corp., a subsidiary of Hudson City Savings Bank, since January 2008. Immediately prior to joining the Company, Mr. Fabiano was the Senior Vice President, Chief Financial Officer and Corporate Secretary of Sound Federal Bancorp from January 2001 to July 2006, and the Vice President and Chief Financial Officer of Sound Federal Bancorp from July 1998 to December 2000. Mr. Fabiano was the Senior Vice President and Chief Financial Officer of MSB Bancorp, Inc. from July 1992 to June 1998 and was employed by KPMG from August 1982 until June 1992 in the audit practice. Mr. Fabiano is a CPA and is a member of the American Institute of CPAs and a member of the New York State Society of CPAs. Mr. Fabiano is a graduate of Manhattan College and the National School of Banking at Fairfield University.

James A. Klarer, age 61, joined Hudson City Savings in 1976. He has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2005. He previously served as First Vice President of Hudson City Savings from 2002 to 2004, and as a Vice President from 1992 to 2002. Mr. Klarer also served as Secretary of HudCiti Service Corp., a subsidiary of Hudson City Savings, from January 1993 to January 2008. He is responsible for real estate development, branch expansion, insurance, purchasing and general services. Mr. Klarer also manages the disposition of ORE properties. Mr. Klarer is a former member of the Institute of Real Estate Management (IREM) and is a current member of the Building Owners and Managers Association (BOMA). He is a graduate of William Paterson College.

James C. Kranz, age 65, has been Executive Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp from January 2007 to October 2007, and as Senior Vice President and Investment Officer of Hudson City Savings from January 2000 to January 2007, and as Senior Vice President of Hudson City Bancorp from January 2004 to 2006. He maintains oversight of the entire accounting and finance functions as well as primary execution responsibility for investments and borrowings. Mr. Kranz joined Hudson City Savings in 1983. Mr. Kranz serves on the Asset and Liability Management Committee of the New Jersey Bankers Association. Mr. Kranz has an undergraduate degree and an MBA from Lehigh University. He is a graduate of the Graduate School of Savings Banking at Brown University.

William J. LaCalamito, age 54, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President – Retail Banking of Hudson City Savings and Hudson City Bancorp from July 2006 to December 2011. Immediately prior to joining the Company, Mr. LaCalamito was Vice President and Regional Manager of Sound Federal Bancorp, Inc., a position he held from July 2000 to July 2006. Mr. LaCalamito was the Chief Operating Officer, President, Corporate Secretary and Director of Peekskill Financial Corporation from December 1995 to July 2000. From October 1988 to December 1995, Mr. LaCalamito served in various officer capacities at First Federal Savings and Loan Association of Peekskill. Mr. LaCalamito was employed by KPMG from July 1981 until October 1988 in the audit practice. Mr. LaCalamito is a CPA and earned his undergraduate degree and an MBA from Pace University.

Thomas E. Laird, age 61, joined Hudson City Savings in 1974. He has served as Executive Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp from January 2002 to September 2007, Senior Vice President of Hudson City Bancorp since January 2004 and Senior Vice President and Mortgage Officer from January 2000 to 2002. Prior to that, he served as First Vice President and Mortgage Officer from 1991 to 2000. His primary job responsibilities encompass oversight of the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. Mr. Laird holds an undergraduate degree from St. Peter’s College and is a graduate of the National School of Banking at Fairfield University. Mr. Laird was actively involved from 1989 to 1999 on the Wanaque Board of Education, having served for two terms as Board President. He has also been active in the New Jersey Bankers Association. He is a former member of the Board of Governors of the Mortgage Bankers Association of New Jersey and a former board member of the Dover Housing Development Corporation.

Christopher L. Mahler, age 53, has worked for Hudson City Savings since 1982 in various capacities related to retail banking, mortgage servicing and mortgage originations. Since January 2010, Mr. Mahler has served as Senior Vice President – Mortgage Lending of Hudson City Savings and Hudson City Bancorp. His primary job responsibilities encompass the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. He previously served as First Vice President and Mortgage Officer of Hudson City Savings and Hudson City Bancorp from December 2003 to December 2009 and Vice President from January 1992 to December 2002. Additionally, Mr. Mahler has served as President and Director of Hudson City Preferred Funding since its incorporation in May 2000 and President and Director of Sound REIT, Inc. since 2006. Hudson City Preferred Funding and Sound REIT, Inc. are both subsidiaries of Hudson City Savings. Mr. Mahler graduated from Providence College in Rhode Island with a B.S. degree. He received his MBA from Saint Peter’s College in New Jersey. He also graduated from the Graduate School of Banking at Fairfield University. Mr. Mahler has been a member of the Mortgage Bankers Association of New Jersey, serving on both the Affordable Housing Committee as well as the Conventional Loan Committee. He is also active with the Community Bankers Association of New Jersey. Mr. Mahler also had been active with Bergen County Habitat for Humanity having served three years on its board of directors as well as Vice President and Chairman of the Construction Committee.

Michael McCambridge, age 51, joined Hudson City Savings in 1986 and has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2010. He previously served as First Vice President of Hudson City Savings and Hudson City Bancorp from 2003 to 2009, and as Vice President from 1998 to 2002. Mr. McCambridge is responsible for asset/liability management reports including income and growth forecasting. He also manages the borrowing portfolio and is responsible for daily cash management. Prior to this, Mr. McCambridge was responsible for the financial and regulatory reporting of Hudson City Bancorp and Hudson City Savings. Mr. McCambridge received a B.A. from the University of Delaware and a B.S. in accounting from Ramapo College of New Jersey. Mr. McCambridge is a member of the American Institute of CPAs and a member of the New Jersey Society of CPAs.

J. Christopher Nettleton, age 58, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President from 2005 to 2011 and as Vice President from 2004 to 2005. Mr. Nettleton is responsible for the management of the Human Resources function. Prior to joining the Company, he worked in the Human Resources department of Ingersoll Rand, Promus Hotels and other major companies for 20 years. Mr. Nettleton serves on the Board of Trustees of Children’s Aid and Family Services and has served on various community and civic associations. He holds an undergraduate degree from Arizona State University. Mr. Nettleton is a member of the American Institute of CPAs.

Veronica A. Olszewski, age 54, has served as Senior Vice President, Treasurer and Corporate Secretary of Hudson City Bancorp and Hudson City Savings since June 2007. She previously served as Senior Vice President and Corporate Secretary of Hudson City Bancorp and Hudson City Savings from January 2004 to June 2007, Senior Vice President from January 2002 to December 2003, First Vice President from January 2000 to December 2001 and Vice President and Assistant Auditor from March 1997 to December 1999. Ms. Olszewski joined Hudson City Savings in 1980. She is responsible for the functions of Corporate Secretary, special projects and strategic planning. Ms. Olszewski is a member of the American Institute of CPAs and a member of the New Jersey Society of CPAs. Ms. Olszewski is also a member of the American Society of Corporate Governance Professionals. She is a graduate of Jersey City State College.

Steven M. Schlesinger, age 58, joined Hudson City Savings in 1978. He has served as Senior Vice President of Information Services of Hudson City Savings and Hudson City Bancorp since January 2009. He previously served as First Vice President of Information Services of Hudson City Savings and Hudson City Bancorp from 2003 to 2008 and Vice President from 1989 to 2003. He is responsible for the Information Services department and has over 39 years of progressive experience in information technology including operations, programming, systems and data communication. He holds an AAS degree in Computer Sciences and graduated from the National School of Banking at Fairfield University.

Dennis J. Valentovic, age 62, joined Hudson City Savings in 1976. He has served as Senior Vice President, Retail Banking of Hudson City Savings and Hudson City Bancorp since February 2012. He previously served as First Vice President from 2005 to January 2012. Prior to that, Mr. Valentovic served as a Regional Vice President based in Jersey City for 15 years after having been the manager of a succession of retail branch offices. Mr. Valentovic is responsible for branch administration and oversees the activities of the retail support departments. He is a former member of the Board of Trustees of the Bloomfield Public Library, having served several terms as both Treasurer and President. Mr. Valentovic holds an undergraduate degree from Colgate University and is a graduate of the National School of Banking at Fairfield University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires Hudson City Bancorp’s executive officers and directors, and persons who own more than 10% of Hudson City Bancorp common stock to file with the Securities and Exchange Commission reports of ownership and changes of ownership. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish Hudson City Bancorp with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Hudson City Bancorp believes that all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with for 2013, except as previously disclosed and except for one Form 4 that was not timely filed on behalf of Mr. Hermance relating to one transaction and one Form 4 that was not timely filed on behalf of Mr. Salamone relating to one transaction. These transactions have now been reported by a filing with the Securities and Exchange Commission.

Audit Committee

Hudson City Bancorp’s Board has a separately-designated standing Audit Committee. This committee consists of Mr. Bardel, Ms. Bruni, Mr. Golding and Mr. Sponholz, each of whom has been determined by the Board to be independent of Hudson City Bancorp and meets the definition of independence set forth in Rule 5605(a)(2) of the NASDAQ listing rules. Mr. Sponholz serves as Chairman of the Audit Committee, and Hudson City Bancorp’s Board has determined that Mr. Bardel is an “audit committee financial expert,” as defined by the rules and regulations of the Securities and Exchange Commission.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2013, the following directors served as members of the Compensation Committee: Mr. Azzara, Mr. Belair and Dr. Quest, with Mr. Belair serving as Chairman. None of the members was, during 2013, an officer or employee of Hudson City Bancorp or Hudson City Savings; and none of them has formerly been an officer or employee of Hudson City Bancorp or Hudson City Savings. In addition, none of them has any relationship requiring disclosure by us in this Form 10-K/A under the caption “Certain Transactions with Members of Our Board of Directors and Executive Officers.”

None of our executive officers served as a director or member of the compensation committee (or equivalent body) of another entity where any of our directors or any member of our Compensation Committee served as an executive officer or director.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K/A and has discussed it with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee of Hudson City Bancorp, Inc.
Scott A. Belair, Chair
Michael W. Azzara, Member
Donald O. Quest, Member

COMPENSATION DISCUSSION AND ANALYSIS

Private Securities Litigation Reform Act Safe Harbor Statement

This Compensation Discussion and Analysis contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider” “should,” “plan,” “estimate,” “predict,” “continue,” “probable” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained herein that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among the financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and Federal Reserve;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the Merger may not be satisfied or waived, and the Merger Agreement (defined below) with M&T and WTC could be terminated under certain circumstances;

•	outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our Strategic Plan (defined below) in the event the Merger is further delayed or is not completed.

Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. We do not intend to update any of the forward-looking statements after the date of this Form 10-K/A or to conform these statements to actual events.

Introduction

This section of this Form 10-K/A (1) describes our decision- and policy-making process for executive compensation, (2) discusses the background and objectives of our compensation programs for executive officers, and (3) sets forth the material elements of the compensation of the following individuals, whom we refer to herein as our “named executive officers”:

Name	Title
Ronald E. Hermance, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Denis J. Salamone	President and Chief Operating Officer
James C. Kranz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas E. Laird	Executive Vice President and Chief Lending Officer
Anthony J. Fabiano	Executive Vice President, Finance and Administration

Descriptions of compensation plans, programs and individual arrangements referred to in this Compensation Discussion and Analysis (other than broad-based plans that are open to substantially all salaried employees) that are governed by written documents are qualified in their entirety by reference to the full text of their governing documents. We have filed these documents as exhibits to the Original Form 10-K and incorporate them here by this reference.

Executive Summary

Our Strategic Goals, Challenges and Accomplishments. Throughout 2013, Hudson City conducted its operations with two primary objectives: continue to pursue the agreed upon combination with M&T (which was the sole primary objective in the first 4 months of 2013) and pursue the prioritized initiatives under its Strategic Plan in accordance with the Bank’s commitments to the OCC. While pursuing these objectives, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Meanwhile, despite an increase in market interest rates in 2013, market interest rates remained at historically low levels during 2013 and, as a result, we continued to reduce the size of our balance sheet.

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into WTC, with WTC continuing as the surviving entity. On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1, among other things, extended the date after which either party may elect to terminate the Merger Agreement from August 27, 2013 to January 31, 2014. On December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 to the Merger Agreement. Amendment No. 2, among other things, extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions without the prior approval of M&T, including with respect to our conduct of business, implementation of our Strategic Plan, retention incentives and certain other matters with respect to our personnel, prior to the completion of the Merger. While M&T and the Company extended the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

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

Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan was suspended pending completion of the Merger. When we announced in April 2013 that additional time would be required to obtain regulatory approval for the Merger, we charted a dual path for Hudson City. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan, prioritizing the initiatives that we could achieve during the pendency of the Merger such as establishing a secondary mortgage market operation and commercial real estate lending business, and proceeded with planning for the implementation of those prioritized initiatives. Given the further delay in completing the Merger, the Company and M&T have agreed that Hudson City may proceed with the implementation of the Strategic Plan. Many of the initiatives require significant lead time for full implementation and roll-out to our customers. We expect commencement of the roll-out of the prioritized initiatives during the second half of 2014.

On March 30, 2012, Hudson City Savings entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to and replaced the memorandum of understanding Hudson City Savings entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the Bank MOU, Hudson City Savings has adopted and has implemented enhanced operating policies and procedures that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan which establishes objectives for Hudson City Savings’ overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program.

The Company entered into a separate Memorandum of Understanding with the Federal Reserve (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support Hudson City Savings’ compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the Federal Reserve prior to receiving a capital distribution from Hudson City Savings or declaring a dividend to shareholders and (b) obtain approval from the Federal Reserve prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive capital plan and a comprehensive earnings plan to the Federal Reserve. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the Federal Reserve (with respect to the Company MOU).

The delay in completing the Merger has posed unique challenges for Hudson City. Preparation for a potential closing in the forepart of 2013 focused the Board’s and management’s attention on securing a smooth transition to M&T and resulted in a delay in the pursuit of the Strategic Plan objectives. The April 2013 amendment of the Merger Agreement to extend the time to complete the Merger caused Hudson City to refocus on the Strategic Plan initiatives while managing the uncertainty associated with the delay of the completion of the Merger, particularly among the employee base. During 2013, Hudson City continued to experience a challenging operating environment with elevated mortgage prepayments and reduced origination volumes as the result of continued competition from government-sponsored entities. Despite an increase in market rates in 2013, the historically low interest rate environment persisted. Although our credit quality improved in 2013, high levels of unemployment and continuing stress in the residential real estate markets caused our already high levels of nonperforming assets to be maintained. We also faced continuing high regulatory burdens resulting from regulatory reform in the financial services industry and significant additional regulatory scrutiny as a result of the delay in the Merger. Management’s response to this operating environment included the following:

•	We continued to be profitable in 2013 on both a core earnings and GAAP basis. However, we experienced further compression in our net interest margin as implementation of the initiatives under our Strategic Plan was delayed in connection with our focus on managing our business in anticipation of the Merger, and significant funds from mortgage prepayments that could not be deployed in new mortgage originations were placed in cash or cash equivalents, resulting in a significant drag on our earnings.

•	Credit quality improved primarily due to improving economic conditions, increasing home prices, lowered unemployment rates, a decrease in the size of the loan portfolio, a decrease in net charge-offs and a decrease in the amount of total delinquent loans.

•	We continued to substantially advance implementation of enhanced enterprise-wide risk management and compliance functions through systems and policy enhancements, as well as the ongoing use of outside consultants to assist with these enhancements. These actions helped us anticipate and manage a broader range of business-related risks, but have added to our overhead costs and dampened our operating efficiency.

•	We implemented an employee retention program in response to the April 2013 extension of the Merger in order to avoid a material drain in talent and resources, and implemented a similar program after the second extension in December 2013. Although we have experienced some employee headcount reductions, all key areas are fully staffed with new hires or through outsourcing arrangements with consulting firms, assuring continued smooth operation of our business.

•	Despite the fact that the Merger was not completed in 2013, we successfully negotiated an extension in December 2013 that preserves our ability to pursue our prioritized initiatives under our Strategic Plan and provides us with the ability to terminate the Merger Agreement in the event M&T is unable to obtain the requisite regulatory approvals.

Shareholder Outreach and Responses to 2013 Advisory Vote on Named Executive Officer Compensation. Due to the extension of the time to complete the Merger, Hudson City Bancorp postponed its 2013 Annual Meeting of Shareholders until December. Following the 2013 Annual Meeting of Shareholders, management successfully conducted a shareholder outreach program regarding Hudson City Bancorp’s executive compensation programs. The investor outreach team consisted of Mr. Fabiano, and our Chief Risk Officer, our Investor Relations Manager, our Senior Vice President, Human Resources and our Corporate Secretary. The investor outreach team began by identifying the 25 largest shareholders of Hudson City Bancorp, accounting for 62% of the unaffiliated shares outstanding (“USO”), which excludes shares held in the Company’s employee benefit plans and shares held by directors and executive officers. The investor outreach team contacted each of the 25 largest shareholders and was able to arrange calls with 11 shareholders representing 32% of the USO. These discussions focused on governance issues, compensation best practices, aligning executive compensation with performance and peers, and the significant financial, operational and regulatory challenges faced by the Company during the extended pendency of the Merger. Results of the shareholder outreach program were shared with and reviewed by the Compensation Committee and the Board.

While opportunities to incorporate shareholder feedback in the 2013 compensation program were limited because of the timing of our 2013 Annual Meeting of Shareholders, the following summarizes the shareholder feedback received and the actions taken in response:

Shareholder Feedback	Company Response
Annual executive compensation as disclosed does not appear linked to the Company’s performance.	Annual executive compensation for 2014 is linked to a variety of financial and non-financial performance factors, both formulaically and qualitatively applied. See “Key Elements of the Compensation Package – Cash Incentives.”

Annual executive compensation as disclosed does not appear linked to the Company’s performance in relation to its peers.	The 2013 annual cash incentive payouts and equity awards for Messrs. Hermance and Salamone were significantly reduced relative to 2012 payouts and awards upon Compensation Committee review in 2014. Further, the annual cash incentive and equity compensation programs have been recalibrated for 2014 to reflect the Company’s smaller size and resulting reduced earnings potential. See “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer a more explicit explanation of the process and factors used in deciding annual cash incentive payments and in exercising discretion over such payments.	A more detailed discussion of this process and the factors considered by the Compensation Committee is included in “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer an annual cash incentive program that is more formula-based and less discretionary	The annual cash incentive program for 2014 has been designed to include more explicit performance factors and weightings. See “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer regular rotation of independent directors as Compensation Committee members and as Committee Chair.	Our Board of Directors appreciates the value of rotation but believes that rotation is not in the best interest of the Company or its shareholders at this time as the Board addresses issues related to the pending Merger.

Shareholders would prefer severance under employment and change in control agreements to be subject to a “double trigger” (triggered only on involuntary termination of employment in connection with a change in control), rather than “single trigger” (triggered on a change in control regardless of whether employment terminates), and not include a tax gross up.	It is the policy of the Company and the Bank not to enter into employment or change in control agreements with single-trigger severance benefits or tax gross ups. There are only two executives with pre-existing agreements that contain single trigger provisions and tax gross ups, the last of which was entered into in 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008). Further, M&T has notified these two executives of its intention to terminate their employment upon completion of the Merger. As a result, the Compensation Committee believes that the absence of a “double trigger” would have no practical impact in the context of the Merger.

Shareholder feedback on matters not related to executive compensation have been referred to the Nominating & Governance Committee and are not addressed in this Compensation Discussion and Analysis.

Key Compensation Policies. The following summarizes certain executive compensation practices the Company has implemented in order to promote the generation of long-term value for shareholders without exposure to excessive risk:

•	Pay for performance: Significant portions of the compensation provided to named executive officers are delivered through variable compensation plans where payouts are contingent on Company and individual performance. In evaluating Company performance, the Compensation Committee takes into account, where it determines applicable, the practical difficulties of operating the Company during the pendency of the Merger, including the limitations placed on the Company pursuant to the terms of the Merger Agreement.

•	Balance of short-term and sustained results: The Company uses a mix of annual and long-term incentives that reinforce attention to established business plans and strategies while balancing long-term risk outcomes.

•	Use of multiple performance measures: The Company’s annual cash incentive plan and equity incentive plan use different threshold performance measures, and, beginning in 2014, a designated portion of each named executive officer’s annual cash incentive is to be determined based on satisfaction of multiple performance measures, to reflect a holistic assessment of performance.

•	Minimum stock ownership and retention guidelines: The Company has adopted stock ownership and retention guidelines to further align the interests of the named executive officers with those of shareholders and to assure that named executive officers retain exposure to the risk outcomes of their actions.

•	Anti-hedging policy: The Company has adopted an anti-hedging policy to reinforce the impact of stock ownership guidelines and equity awards.

•	Clawback policy: The Company has adopted a policy to recoup payments to named executive officers in the event of financial restatements.

•	Pay caps on cash-based awards: The Company uses pay caps on individual cash-based awards to mitigate risk.

•	Use of discretion to reduce payments or awards: The Compensation Committee has the ability to exercise discretion to reduce formula-based pay-for-performance compensation.

•	No special pension credits. The Company has a policy against extra service credits toward pensions. The last time the Company granted such service credits was in 2004.

•	Limited tax gross-ups. The Company does not include tax gross-up provisions in new employment agreements or change in control agreements. There are only two executives with pre-existing agreements that include tax gross-ups, the last of which was entered into in 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008).

•	Limited use of single-trigger employment and change in control agreements. The Company does not include single trigger provisions in new employment or change in control agreements. There are only two executives with pre-existing agreements with single trigger provisions, the last of which was entered into in 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008). Further, M&T has notified these two executives of its intention to terminate their employment upon completion of the Merger. As a result, the Compensation Committee believes that the absence of a “double trigger” would have no practical impact in the context of the Merger.

•	Use of independent compensation consultant. The Compensation Committee directly engages an independent, nationally recognized compensation consultant who performs no other services for the Company.

Objectives

The creation of long-term value for our shareholders is highly dependent on the development and execution of our business strategy by our executive officers. Our executive officer compensation program seeks to:

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

Our executive officer compensation program for 2013 also seeks to balance incentives created by the often competing objectives of (i) working toward an efficient completion of the Merger and transition to M&T, (ii) managing the disruption created by the extension of time to complete the Merger and (iii) pursuing the prioritized initiatives of the Strategic Plan. With the multiple extensions of the time to complete the Merger during 2013, a strictly formula-based link of incentive compensation to performance would be difficult to accomplish as corporate goals for 2013 are not easily encapsulated in simple financial measures. The extensions of time to complete the Merger created significant stress among all personnel and executive management was required to spend considerable time and effort on both tactical and broad based retention efforts and employee replacement. In addition, the Compensation Committee was restricted in its ability to significantly alter compensation policies for senior executives as the Compensation Committee believed the executives needed to be focused on the significant challenges created by the Merger and the delay in its completion without the inherent distraction that could arise from a redesign of compensation programs. Accordingly, the extraordinary events of 2012 and 2013 became the most significant factors to influence the design of our executive compensation program.

We expect that the components of our executive compensation program and their relative significance could change in the future from year to year as circumstances change.

Key Elements of the Compensation Package

In General. Our executive compensation program consists of three key elements: (i) base salary to provide a reasonable level of predictable income; (ii) annual cash incentives to motivate our executives to meet or exceed annual performance objectives derived from our business plan; and (iii) long-term incentives to retain talented executives and provide an incentive to maximize shareholder return in the long term. We also provide fringe benefits and perquisites, and retirement and other termination benefits to reduce outside distractions. Performance-based compensation opportunities make up a significant portion of each named executive officer’s total annual compensation opportunities. Long-term incentives, with values derived from stock price, make up a majority of the performance-based compensation opportunities.

Use of Discretion. The Compensation Committee sets pay levels and determines the elements of compensation, and their relative weight in the compensation packages of our named executive officers. The following table summarizes the most significant elements of our named executive officers’ compensation packages and the basis, in addition to cost considerations, on which each has been determined:

Element	Basis of Determination	Selected Contributing Factors
Base Salary	Compensation Committee discretion subject to the terms of the Employment Agreements with Messrs. Hermance and Salamone	Informed but not dictated by peer group practices Tenure in office Individual long-term performance Local cost of living factors

Annual Cash Incentive	Participation and incentive opportunities are at Compensation Committee discretion	Informed but not dictated by peer group practices
	Actual awards are derived by achievement of pre-established performance goals, then adjusted within established limits based on qualitative review of performance	Strategic and operating objectives derived from business plan, risk management considerations and personal influence over same Individual performance

Stock Incentives	Participation and award opportunities are at Compensation Committee discretion	Informed but not dictated by peer group practices
	Actual awards are derived by achievement of pre-established performance goals, and subject to reduction based on the Compensation Committee’s discretion	Strategic and operating objectives that support earnings growth, dividend policy and share price appreciation consistent with long term strategic plan

Retirement Benefits	Qualified plans – formula applicable to all participating employees	N/A
	Non-qualified plans – participation at Compensation Committee’s discretion; benefits are formula-based for all participants	Informed but not dictated by peer group practices

Fringe Benefits	Group insurance and other broad-based benefits – formula applicable to all participating employees	N/A
	Other – Compensation Committee discretion	Informed but not dictated by peer group practices Internal custom and practice

Termination Benefits	Compensation Committee discretion subject to the terms of the Employment Agreements with Messrs. Hermance and Salamone and the Change of Control Agreements with Messrs Kranz, Laird and Fabiano	Informed but not dictated by peer group practices Benefit demands of external management recruits

In 2014, we reevaluated the Compensation Committee’s use of discretion in determining the level of payouts to executives under our annual incentive plan and determined that a percentage of each executive’s award should be determined solely based on attainment of quantitative financial goals (in addition to the threshold goal that determines whether any part of the award may be paid). For our named executive officers, this percentage ranges from 60% for Messrs. Hermance and Salamone, to 45% for Mr. Kranz and 35% for Messrs. Laird and Fabiano.

Base Salary. Base salaries are reviewed annually. They do not vary substantially and directly with annual performance. Instead, they reflect market factors, experience and tenure in office, job content and sustained job performance over an extended period, and general cost of living. In 2013, base salaries for Messrs. Hermance and Salamone were above the median of an indicated range of salaries for their respective positions, and the base salaries of our other named executive officers approximated the medians for their respective positions. Consistent with the terms of the Merger Agreement, which prohibits salary increases for senior executives without the prior written approval of M&T, the Compensation Committee determined that no salary increase be awarded to executive officers.

Name	% Increase	$ Increase	Resulting Annual Base Salary Rate
Ronald E. Hermance, Jr.	—	—	$1,680,000
Denis J. Salamone	—	—	1,070,000
James C. Kranz	—	—	504,200
Thomas E. Laird	—	—	450,000
Anthony J. Fabiano	—	—	400,000

Base salaries for Messrs. Hermance and Salamone are contractually committed and may not be reduced without the executive’s consent. Base salaries for Messrs. Hermance and Salamone have not increased since 2010.

Cash Incentives.

2013. Our Executive Officer Annual Incentive Plan provides performance-based annual incentives to motivate named executive officers to execute specific financial and non-financial elements of our business plan, and to reward individual conduct that supports shared corporate goals. The achievement of shared corporate financial goals and a qualitative evaluation of individual performance determines actual incentive payments. Elements of our 2013 business plan initially designated for consideration in determining annual incentive payments for 2013 included the following:

•	core earnings performance,

•	operating Hudson City Savings in a safe and sound manner,

•	continued progress on the Bank MOU and the Company MOU, and

•	progress towards completing the Merger.

Consideration of these elements of our business plan was intended to help focus management on the need to reposition the Company for future earnings stability and growth. For 2013, management’s first priority was achievement of this repositioning through execution of the Merger. Once the time to complete the Merger was originally extended in April 2013, a second but equal focus on repositioning the Company on a stand-alone basis was added.

For 2013, each of our named executive officers had the opportunity to earn an incentive payment if Hudson City’s core operating earnings, or core operating income before taxes and extraordinary items equaled or exceeded a threshold level of $177.0 million, for the period from February 1, 2013 to January 31, 2014 for Messrs. Hermance and Salamone, and for the period from January 1, 2013 to December 31, 2013 for Messrs. Kranz, Laird and Fabiano, and all other recipients. This program was approved in April 2013, after the initial extension of the time to complete the Merger, and was subject to the terms of Amendment No. 1 to the Merger Agreement. The non-calendar year performance period for Messrs. Hermance and Salamone was designed to preserve the deductibility of expenses incurred for the incentive payments for federal income tax purposes. The actual amount of each executive’s incentive payment (if any) was to be determined by the Compensation Committee, subject to a predetermined cap. The Compensation Committee did not attach quantitative performance measures to the payment levels. This approach enabled us to control the portion of our core operating earnings expended for cash incentives. It also afforded management flexibility to adapt to business conditions as they emerged during the year and afforded the Compensation Committee the ability to adapt the incentive payments to account for the possibility of a successful completion of the Merger during 2013 and the possibility of having to evaluate the performance of ongoing operations if the Merger did not close, based on a retrospective review of the business context in which our executives operated.

Prior to 2014, the Compensation Committee did not set formal performance targets for threshold, target and maximum annual incentive payouts for the named executive officers. Consistent with its annual incentive programs for other officers, it established a cap amount for each individual contingent on attainment of a single financial performance target, with the actual amount payable determined by the Compensation Committee based on an evaluation of qualitative and quantitative factors as described above for 2013. The Compensation Committee regarded the maximum payout to be the cap amount, the target payout to be 50% of the maximum amount and the threshold payment to be 25% of the maximum amount. For 2013, the named executive officers’ threshold, target and maximum award opportunities, as so regarded, and the actual incentives awarded, were:

Name	Threshold Award Opportunity	Target Award Opportunity	Maximum Award Opportunity	Actual Award
Ronald E. Hermance, Jr.	$840,000	$1,680,000	$3,360,000	$1,000,000
Denis J. Salamone	535,000	1,070,000	2,140,000	1,000,000
James C. Kranz	163,865	327,730	655,460	375,000
Thomas E. Laird	146,250	292,500	585,000	375,000
Anthony J. Fabiano	130,000	260,000	520,000	375,000

Hudson City’s core operating earnings (before taxes and extraordinary items) for the established performance periods exceeded the threshold level necessary for the Compensation Committee to consider payment. The Compensation Committee’s decision on the levels of incentive payments for 2013 reflected the Compensation Committee’s judgment that it was important to recognize the significant efforts of management during a demanding year – including negotiating the amendments to the Merger Agreement to extend the time for completion of the Merger, and ongoing efforts such as responding to compliance requirements, enhanced risk management and compliance functions, and continued conservative loan underwriting and servicing – to position Hudson City for future success, while also factoring in that the Merger did not close in 2013. Favorable results included an increase in Hudson City’s regulatory capital ratios, reduced interest rate sensitivity and progress toward meeting the heightened risk management and compliance expectations of our regulators. The decision that incentive payments would be below target levels for Messrs. Hermance and Salamone, and above target levels for Messrs. Kranz, Laird and Fabiano reflects the influence of the following corporate performance considerations and each executive’s contribution in that context:

•	core operating earnings (before taxes and extraordinary items) of $306.0 million for the period from January 1, 2013 to December 31, 2013, and of $309.9 million for the period from February 1, 2013 to January 31, 2014,

•	the fact that the Merger did not close in 2013,

•	responding to compliance requirements, including substantial completion of enhanced enterprise-wide risk management and compliance programs,

•	other risk management considerations, including credit quality, interest rate sensitivity and liquidity,

•	maintenance of a Tier I tangible capital ratio of at least 8.5%,

•	progress on implementation of initiatives pursuant to the Strategic Plan to diversify our balance sheet, and

•	retention of key staff during the pendency of the Merger.

The incentive payments for Mr. Hermance and Mr. Salamone were influenced by the following specific positive and negative factors and reflect the allocation of responsibilities between the two executives:

Factor	Mr. Hermance	Mr. Salamone
Financial Performance	Core earnings before income taxes for the 12-month period ending January 31, 2014 of 309.9 million exceeded budgeted core earnings from the Company’s business plan by 22.5%.	Core earnings before income taxes for the 12-month period ending January 31, 2014 of $309.9 million exceeded budgeted core earnings from the Company’s business plan by 22.5%.

Other Positive Factors	Two amendments of the Merger Agreement to extend the time to complete the Merger were successfully negotiated

Substantial progress was made on regulatory compliance matters, including capital accretion and execution of the enterprise-wide risk management program

Merger related staffing challenges were effectively managed through strategic use of retention compensation and outsourcing arrangements

Substantial progress was made on the analysis and planning of infrastructure for a commercial lending division and originate-to-sell residential mortgage program, and for further balance sheet restructuring

Other Negative Factors	The Merger did not close in 2013	The Merger did not close in 2013 Strategic initiatives did not result in actual balance sheet or income diversification in 2013

Core operating earnings are not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating earnings typically exclude the effects of certain non-recurring or unusual transactions. We believe that core operating earnings provide useful information in evaluating the Company’s financial results, and thus our management’s performance. Core operating earnings should not be considered a substitute for income before income tax expense, earnings per share or any other data prepared in accordance with GAAP. In addition, we may calculate core operating earnings differently from other companies reporting data with similar names. The following is a reconciliation of Hudson City’s core operating earnings to pre-tax earnings for the year 2013.

For the Year Ended December 31, 2013 (In thousands)
GAAP income before income tax expense	$305,265
Adjustments to GAAP loss before income tax benefit:
Merger related costs	692

Core operating earnings	$305,957

2014. In response to shareholder feedback, the Company’s approach to annual cash incentives for Messrs. Hermance and Salamone has been modified. For 2014, each executive has the opportunity to earn a cash incentive with a target payout of $800,000 or up to a maximum payout of $1.6 million if Hudson City’s core earnings equal or exceed a pre-established level. This represents a reduction in the maximum incentive opportunity of approximately 52.4% for Mr. Hermance and 25.3% for Mr. Salamone as compared to 2013. The Compensation Committee believes that this goal is reasonably achievable if the Merger continues to proceed, but is subject to a variety of risks. Core earnings are generally affected by, among other things, changes in market interest rates, competitive pressures from other financial institutions, general economic conditions and legislative or regulatory changes. These changes, which affect most financial institutions, could cause actual results to differ significantly from the Company’s projections of core earnings. In addition, the Company faces unique challenges as a result of the pending Merger. For example, the ability to execute the Strategic Plan initiatives is affected by our ability to attract and retain employees with the appropriate experience to launch new lines of business. The pendency of the Merger also affects our ability to adapt to changing market conditions. As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is currently considering a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect any restructuring to result in a net loss. If a restructuring does result in a net loss, the core operating earnings threshold for the 2014 cash incentive awards could still be met, allowing for some level of cash incentive payment, but, as described in the following table, the financial goals for 60% of the awards to Messrs. Hermance and Salamone would not be satisfied. If the core operating earnings threshold is met, the Compensation Committee intends to apply the following performance metrics and weightings to guide its determination of incentive payments for Messrs. Hermance and Salamone:

			Incentive Opportunity
Factors	Performance Metrics	Weighting	Threshold (at 75% of projection)	Target (at 100% of projection)	Maximum (at 200% of projection)
Financial Goals		60%	$240,000	$480,000	$960,000
	Net Income before taxes
Strategic Goals		20%	80,000	160,000	320,000
	Progress implementing the Strategic Plan
Operational and Risk Goals		20%	80,000	160,000	320,000
	Progress towards completion of the Merger
	Coordination with regulators
	Maintain adequate capital to support the Strategic Plan and balance sheet restructuring

Similar metrics will be used for the other named executive officers with weightings and target amounts that are adjusted for their position responsibilities. The Compensation Committee believes this approach is responsive to shareholder preferences for a less discretionary bonus program and for a compensation package for the most senior executives that is recalibrated to reflect Hudson City’s performance relative to industry peers.

Equity Compensation.

2013 and Earlier. In 2013, we continued a performance-based equity compensation system where performance criteria in addition to stock price performance influenced our named executive officers’ right to equity compensation and the amount of such compensation. We considered retention of our experienced management team a high priority during the pendency of the Merger, especially during the period of stress in the financial services industry and in the regional economy where we operate. The deterioration of the markets for financial institution stocks has significantly impaired the in-the-money value of the stock options outstanding to our named executive officers and compromised the effectiveness of outstanding and potential new option grants as retention incentives. As a result, we included only performance-based deferred stock units in our 2013 long-term incentive awards for officers, because they have some tangible value at grant. We have tied the vesting of these awards to the attainment of a financial performance target that should beneficially affect Hudson City’s financial strength. In order to strengthen the performance conditions on these awards, although service conditions are accelerated on retirement, death or disability, any awards outstanding as of retirement, death or disability will remain subject to attainment of the awards’ performance conditions. In the event of a change of control, performance conditions on these awards will be deemed met at the target level, but service conditions will only be accelerated if the executive is discharged without cause or resigns with good reason before the awards’ regularly scheduled vesting date.

In 2013, we granted deferred stock unit awards under the Amended and Restated 2011 Stock Incentive Plan to our named executive officers and other senior officers. This award was not approved until June 2013, after the initial amendment to the Merger Agreement to extend the time to complete the Merger, and was determined as permitted under the terms of Amendment No. 1 to the Merger Agreement. These awards provide for a fixed number of deferred stock units subject to the requirement that Hudson City’s leverage capital ratio does not drop below 8.5% during the period from April 1, 2013 to March 31, 2014 for each of the named executive officers, and January 1, 2013 to December 31, 2013 for all other recipients. These targets are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially impact the rights of deferred stock unit holders. The delayed performance period for the named executive officers was designed to preserve the deductibility of expenses incurred for the awards for federal income tax purposes. These deferred stock unit awards are also subject to continued service through January 1 of 2014, 2015 and 2016, and are scheduled to be settled, if vested, in shares of Hudson City Bancorp common stock, in two parts in June 2016 and June 2019. The Compensation Committee specifically reserved its rights to reduce the number of shares covered by these awards on or before certification of the performance goals if the Compensation Committee determines, in its discretion, that prevailing circumstances warrant such a reduction. The Compensation Committee determined that the minimum 8.5% leverage capital ratio required for performance vesting had been met; however, the Compensation Committee also determined to reduce the awards to Messrs. Hermance and Salamone by 50%. The Compensation Committee made this decision based on the fact that the Merger did not close in 2013 and the Compensation Committee’s evaluation of Hudson City’s progress on the Strategic Plan initiatives for diversifying its balance sheet and revenue sources. The reduced awards remain subject to future vesting based on continued service.

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

The remaining half of each variable deferred stock unit award granted in 2012 was made subject to Hudson City’s return on average tangible shareholder equity for the year 2012. A percentage of 25% to 150% of the units subject to this condition were available under the award. Based on actual performance in 2012, the Compensation Committee determined that 60.25% of the units subject to this condition remain available under these awards, subject to satisfaction of service conditions.

In the absence of an acceleration of vesting or settlement described above in this section, the resulting units available under these variable deferred stock unit awards vest on March 30, 2015, provided that the named executive officer continues in service through such date. Each such award that vests will be distributed in full on March 30, 2015 in Hudson City Bancorp common stock.

We also granted non-variable deferred stock unit awards in 2012 under the Amended and Restated 2011 Stock Incentive Plan. These awards vest on March 30, 2015 provided that the named executive officer continues in service through such date, and provided that Hudson City’s leverage capital ratio does not drop below 8.0% during the period from January 1, 2012 to December 31, 2014. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. Half of each such award that vests will be distributed on March 30, 2015, with the remainder deferred until and distributed on March 30, 2018, in each case in Hudson City Bancorp common stock.

Performance stock options granted in 2011 remained outstanding in 2013, subject to attainment of certain performance conditions. Of the performance stock options granted in 2011, half vested based on continued service through March 15, 2014, and the Compensation Committee’s certification of Hudson City’s attainment of charge-offs of less than 75 basis points of total loans in 2011, and Hudson City’s attainment of a target level of $0.60 for aggregate diluted earnings per share measured over any four consecutive calendar quarters during calendar years 2011, 2012 or 2013. See the notes to unexercised unearned options in the “Outstanding Equity Awards at Fiscal Year-End Table – 2013” below for additional detail on the vesting conditions attached to performance stock option grants.

Our current policy is to consider equity grants to incumbent executive officers in the first quarter of each year, giving consideration to any episodic grants we may award to promoted or newly hired executives. In 2013, we delayed granting both equity awards and awards under our annual incentive plan from our customary January time frame until after the April 2013 extension of the Merger Agreement.

2014. In response to shareholder feedback, the Company’s approach to equity awards for Messrs. Hermance and Salamone has been modified. For 2014, each executive has the opportunity to earn an equity incentive valued at $2 million on the date of grant, if Hudson City’s leverage capital ratio does not drop below a figure set forth in a pre-established goal. This represents a reduction in the equity award of approximately 40.5% for Mr. Hermance and 6.5% for Mr. Salamone as compared to 2013. The Compensation Committee believes that the sizes and terms of these awards are responsive to shareholder concerns that the compensation of the most senior executives be recalibrated to reflect the Company’s performance relative to industry peers. The Compensation Committee believes that the goal for these equity incentives is reasonably achievable, but subject to significant risk. The ability to manage regulatory capital levels is dependent upon, among other things, the Bank’s level of net income in 2014 as well as any balance sheet management strategies that management may pursue. As discussed above, as part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect any restructuring transaction to result in a net loss and reduction of stockholder equity. As a result, a restructuring transaction may significantly impact the Bank’s capital ratios. The Compensation Committee has specifically reserved the right to reduce the number of shares covered by 2014 equity awards to its named executive officers on or before certification of the performance goals if the Compensation Committee determines, in its discretion, that prevailing circumstances warrant such a reduction, including without limitation whether substantial progress is made towards diversification of Hudson City’s balance sheet, whether through progress on closing the Merger or progress on implementation of initiatives pursuant to the Strategic Plan.

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

As required by the disclosure rules of the Securities and Exchange Commission, the Summary Compensation Table included elsewhere in this Form 10-K/A presents a combination of actual values for compensation actually delivered (in the case of salary, annual incentives, pension and deferred compensation amounts and other annual compensation that is vested when accrued or paid) and grant-date values for accounting expense purposes (in the case of stock option and equity awards that vest in future years). The presentation in the Summary Compensation Table does not permit a comparison of the aggregate compensation opportunities available for a fiscal year (based on their payment or vesting dates, without regard to the year in which those opportunities were awarded) to the aggregate compensation actually delivered for such year (again, based on their payment or vesting dates, without regard to the year in which the related compensation opportunity was awarded). As a result, the Company does not believe information presented in the Summary Compensation table can form the basis for an evaluation of the extent to which our compensation program is, in operation, effectively linked to performance. The charts below show, except as detailed in the paragraph immediately following the charts, for each fiscal year included in the Summary Compensation Table for each named executive, the target values and actual values of the compensation actually vested in the named executive in that year without regard to the year in which the compensation opportunity was awarded.

For purposes of these charts, the target and actual values for Salary, Pension, and Other correspond to the amounts for the applicable year under the captions Salary, Change in Pension Value and Nonqualified Deferred Compensation Earnings and All Other Compensation in the

Summary Compensation Table. The target values for Incentive are the annual target award opportunities for the years in question, expressed as 50% of the maximum payout permitted under the Annual Incentive Plan for each individual for the applicable year. The actual values for Incentive are the amounts for the applicable year under the caption Non-equity Incentive Plan Compensation in the Summary Compensation Table. 2013 Incentive awards to Messrs Hermance and Salamone are included in their entirety in the 2013 charts regardless of the fact that the performance measurement period for their Incentives ran from February 1, 2013 to January 31, 2014. The Compensation Committee awarded these Incentives for calendar year 2013, and the delayed performance period was only used with the intent to avoid a loss of deduction with respect to any resulting payouts. The target values for Stock and Option awards are the aggregate grant date values of stock and stock unit awards and stock option awards, respectively, calculated in accordance with FASB ASC Topic 718 for financial statement purposes and reflected in the year awarded under the captions Stock Awards and Options Awards in the Summary Compensation Table. The assumptions used for these calculations have been disclosed in the notes to the audited financial statements in our Annual Reports on Form 10-K for the years in which the options were granted. The actual values for Stock and Option awards are based on the closing prices of our common stock on the dates of vesting, and correspond with the Value Realized on Vesting under the Option Exercises and Stock Vested Table for the year in question. The actual values used for Option awards are calculated as of the date of vesting using an option valuation model method, with the following assumptions:

Grant Date	7/21/2006	1/25/2008	1/23/2009	1/22/2010
Exercise Price	$12.76	$15.69	$12.03	$13.12
Vesting Date	7/21/2011	1/25/2011	1/23/2012	1/22/2013
Closing Price on Vesting Date	$8.33	$11.06	$6.98	$8.70
Assumptions on Grant Date:
Expected Dividend Yield	2.35%	2.30%	4.80%	4.57%
Expected Volatility	19.96%	20.61%	29.08%	34.58%
Risk-free interest rate	4.98%	2.82%	1.75%	2.55%
Expected Option Life	1,971 days	1,935 days	2,007 days	2,007 days
Fair Value on Grant Date	$2.71	$2.76	$1.92	$2.87
Assumptions on Vesting Date:
Expected dividend yield	3.82%	3.40%	4.56%	1.72%
Expected volatility	33.75%	24.42%	33.82%	18.82%
Risk-free interest rate	0.81%	0.93%	0.61%	0.44%
Expected option life	914 days	839 days	912 days	912 days
Fair Value on Vesting Date	$0.50	$0.33	$0.27	$0.10

As these charts indicate, the compensation opportunities that we offer to our named executive officers, when compared to the compensation values actually delivered, are sensitive to performance over the period between award and vesting. In addition, we believe that the compensation that we actually delivered to our named executive officers, based on its value when paid or delivered, is highly correlated to shareholder returns.

Other Elements of the Executive Compensation Package

Our 2013 compensation program for our named executive officers also includes the following elements:

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

In the past, we used the supplemental plans to provide additional pension benefits to executives who were recruited from other employers in mid-career by granting additional years of service credits for periods of employment with a prior employer. It was our practice to grant additional years of service credit only at the time of hire and as part of the employment negotiation. Messrs. Hermance and Salamone received negotiated prior service credits as part of their hiring packages in their respective years of hire. Prior service credit has not been granted to any executive officer since 2004, and it is currently the policy of the Company and the Bank not to grant prior service credit.

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

Perquisites and Other Benefits. We also provide certain perquisites and benefits to our named executive officers. We provide Messrs. Hermance and Salamone with the use of a company automobile and pay dues for their membership in private clubs. We also provide Mr. Fabiano with a travel allowance. In 2013, the company automobile provided for Mr. Hermance’s use was transferred to him in anticipation of the original expected completion date of the Merger. We cover travel and entertainment expenses for the spouses of all named executive officers to accompany them on certain business travel, both as a convenience and because we believe our business benefits from their participation. We provide these benefits in kind, but the Compensation Committee takes the cost of these items into account in setting other elements of compensation.

Each of our named executive officers is also eligible, under our charitable matching contribution program, to direct us to make charitable gifts of up to $50,000 for Mr. Hermance, $30,000 for Mr. Salamone and $10,000 for each of our other named executive officers to the tax-exempt organizations of their choice. We offer this program to encourage philanthropy among our named executive officers and to capture any benefit to our corporate reputation that may result from our named executive officers’ philanthropic activity.

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

The employment agreements with Messrs. Hermance and Salamone help us protect our franchise in two ways. First, each agreement restricts the named executive officer’s ability to work for competitors in our markets for a specified period of time following a voluntary resignation without good reason or a discharge with cause. Second, each agreement prohibits solicitation of, or disturbance of our relations with, customers or employees by the named executive officer for a specified period of time following termination for any reason. We have chosen to secure these restrictions through employment agreements rather than by attaching them to equity compensation grants or other items of compensation so that they remain in effect indefinitely and are not tied to a decision to continue or discontinue, or to the value of, a particular item of compensation. In return for these restrictions, these agreements provide the executives a termination benefit equal in value to three years’ compensation and benefits (excluding stock options, restricted stock or other equity compensation) in the event of termination under certain circumstances. These circumstances include discharge without cause or resignation following certain triggering events, including a diminution in title, position, duties or authority, failure to pay or a reduction in compensation, involuntary relocation or other material breach of contract. In addition, for a limited period of time following a change in control, Messrs. Hermance and Salamone may each choose to resign for any reason or no reason and collect the same termination benefits that would be available if their resignation had followed a specified triggering event. These agreements provide for tax gross-ups for excise taxes on excess parachute payments. We provide these benefits as a retention incentive for these named executive officers to remain in their positions through the conclusion of a change in control transaction, and intend these benefits to stay in place regardless of the existence or value, from time to time, of other items of compensation with retention features. We have provided this resignation window following a change in control to reduce the extent to which personal issues might serve to distract these executives from corporate matters during the negotiation and execution of a change in control transaction. Our employment agreements provide benefits only in the event of an actual termination of employment; payments are not due in the event of a change in control following which the executive retains his position beyond the expiration of the resignation window. Neither the Company nor the Bank includes tax gross-up provisions in new employment agreements or change in control agreements. Only Messrs. Hermance and Salamone have agreements that include tax gross-ups, the last of which was entered into in 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008).

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

Material Policies and Procedures

Benchmarking and Survey Data

The Compensation Committee requests and reviews survey data for information relating to compensation practices at other financial institutions with a similar asset and business mix as well as general compensation trends in the private sector. For 2013, the Compensation Committee considered survey data for the following companies:

Associated Banc-Corp	Fifth Third Bancorp	People’s United Financial
Astoria Financial Corp.	Huntington Bancshares, Inc.	Regions Financial Corporation
Comerica, Inc.	M & T Bank Corp.	Zions Bancorporation
Cullen/Frost Bankers	New York Community Bancorp, Inc.
First Niagara Financial Group, Inc.	Northern Trust Corporation

The Compensation Committee, in consultation with its independent compensation consultant, Frederic W. Cook & Co., Inc. (“Cook & Co.”), selected these companies based on their asset size, market capitalization, headcount and/or business focus. The Compensation Committee does not seek to set compensation levels at prescribed percentile rankings within a peer group. It does use survey data to determine on a historical basis the degree of correlation between the base salary, annual incentive and equity compensation provided by us (expressed as a percentile ranking relative to our peers) and our percentile ranking among the same peer group for performance measures that include, but are not limited to, return on average assets, return on average equity, asset growth, total shareholder return, efficiency ratio and net income growth. The Compensation Committee has discussed with Cook & Co. the executive compensation programs of the Company, as well as specific compensation decisions made by the Compensation Committee. Cook & Co. was retained directly by the Compensation Committee, independent of the management of the Company. The Compensation Committee has received written disclosures from Cook & Co. confirming no other work has been performed for the Company or the Bank by Cook & Co., has discussed with Cook & Co. its independence from the Company and the Bank, and believes Cook & Co.k is and has been independent of management.

Risk

We have sought to establish a compensation package for our named executive officers that rewards success without promoting excessive or unnecessary risk in the conduct of our business. We seek to set base compensation, insurance coverages and retirement savings benefits at levels that support a reasonable standard of living without reliance on incentive pay. Prior to 2014, our cash bonus program was not formula-based. We set realistically achievable financial goals and afforded the Compensation Committee substantial discretion to determine final payouts based on a retrospective, subjective evaluation of corporate and individual conduct using a variety of financial and operational factors. In particular, we did not promise increased payouts for achieving pre-determined, aggressively set goals. We pay a substantial portion of our executive officers’ compensation in the form of equity or equity-linked instruments. We impose stock ownership requirements on our executive officers to discourage activities with short-term benefits to corporate performance but potentially adverse long term effects. We tie these guidelines to compensation levels, rather than requiring ownership of a defined number of shares or retention of all or a portion of shares delivered as compensation, so that required holdings are meaningful but should not be so large a portion of any executive’s income or net worth as to impair his or her judgment in the performance of duties. We also maintain equity-based compensation programs that by design require the holding of certain equity-based compensation to termination of employment or beyond.

In 2010, the federal financial institution regulatory agencies, including the Federal Deposit Insurance Corporation, the OTS, the OCC and the Federal Reserve jointly issued inter-agency guidance on Sound Incentive Compensation Policies (the “Guidance”). The Guidance establishes broad principles for designing and implementing incentive compensation programs that balance reward and risk, can be effectively monitored through internal controls and procedures and are supported through effective corporate governance. In March 2011, these agencies proposed for public comment regulations that would prohibit the use of incentive compensation programs that encourage excessive risk taking (the “Proposed Regulations”). The Company engaged McLagan Partners, Inc., a subsidiary of Aon Hewitt, in late 2011 to review its incentive compensation programs and evaluate their structure and operation in light of the Guidance and the Proposed Regulations. McLagan had not previously provided any services to the Company and had not participated in the design or administration of our then existing incentive programs. Consistent with McLagan’s findings, we adjusted our equity compensation program to include additional deferral provisions, that are reflected in the deferred stock unit awards we have issued in 2011, 2012, 2013 and 2014.

Compensation Clawback Policy

Hudson City Bancorp and Hudson City Savings have adopted compensation clawback policies that apply to all executive officers and to each other officer with functional responsibility for the preparation or verification of information included in their audited financial statements. Under these policies, in the event of a financial restatement, performance-based compensation paid during the three-year period ending on the date the financial restatement occurs will be reviewed by a committee of outside directors. The committee will determine whether the restatement resulted from the Company’s material non-compliance with financial reporting requirements under the federal securities law and whether any performance-based compensation was paid during the relevant three-year period based on data derived from the financial statement that was required to be restated. If it makes such a determination, it may require the recomputation of that performance-based compensation using data from the financial restatement, and, if overpayments have been made, demand repayment of the overpayment or take other responsive actions.

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

Sections 4999 and 280G. Section 4999 of the Internal Revenue Code imposes a 20% excise tax on certain “excess parachute payments” made to “disqualified individuals.” Under section 280G of the Internal Revenue Code, such excess parachute payments are also nondeductible by the Company. If payments that are contingent on a change in control to a disqualified individual (which terms include the named executive officers) exceed three times the individual’s “base amount,” they constitute “excess parachute payments” to the extent they exceed one times the individual’s base amount.

We have entered into employment agreements with each of Messrs. Hermance and Salamone, pursuant to which we will make an indemnification payment to the executive officer so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive officer would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no excise tax. This indemnification is intended to preserve the net after-tax value to these individuals of termination benefits under their employment agreements, regardless of whether we experience a change in control. Our other named executive officers are not entitled to such payments under their change in control agreements, which impose a cap on payments to avoid application of sections 4999 and 280G, but only if the officer is better off on a net after-tax basis. Neither Hudson City Savings, nor Hudson City Bancorp, is permitted to claim a federal income tax deduction for the portion of the change of control payment that constitutes an “excess parachute payment,” or the indemnification payment. We have not entered into an employment agreement or change in control agreement that includes a tax gross-up provision since 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008) and it is the policy of the Company and the Bank not to include such provision in any new employment agreements or change in control agreements entered into in the future.

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

The Board has authorized the Nominating and Governance Committee to adopt stock ownership guidelines for our other officers as it deems necessary or appropriate. New senior executive officers have five years to meet the applicable stock ownership target. Current stock ownership by our named executive officers meets or exceeds the guideline levels, except for ownership by Mr. Fabiano, who is still within the five year grace period for new Executive Vice Presidents.

Stock Retention Policies. It is our policy to require each named executive officer to retain one-half of the net number of shares (after provision for applicable taxes and exercise prices) received through the vesting of stock and stock unit awards and the exercise of vested stock options until such time as he or she is in compliance with our stock ownership guidelines. In addition, our compensation programs require certain equity compensation to be retained through termination of employment and beyond. Through our ESOP, substantially all of our officers and employees own shares which they may not sell until they leave our employ. Through our Benefit Maintenance Plan and Officers Deferred Compensation Plan, Messrs. Hermance and Salamone and each of our named executive officers own share units that may not be divested until the calendar year following termination of employment. The following table shows that number of such shares or share units which each of our named executive officers held as of December 31, 2013:

Name	ESOP (1)	Officers Deferred Compensation Plan (2)	Benefit Maintenance Plan (3)
Mr. Hermance	46,350	403,774	306,121
Mr. Salamone	33,903	20,554	148,039
Mr. Kranz	46,350	—	33,778
Mr. Laird	44,877	—	21,246
Mr. Fabiano	16,570	—	3,476

(1)	The figures shown represent 50% of the shares held in the ESOP accounts of each named executive officer. In accordance with the tax laws applicable to our ESOP, each of our named executive officers either has or will in the future have the right to direct the sale and investment diversification of up to 50% of the shares held in his or her ESOP account. None of our named executive officers has exercised this right.
(2)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Officers Deferred Compensation Plan on account of the deferral of his or her salary in excess of $1 million. Such deferrals are converted into stock units that fluctuate in value with our common stock and are adjusted to reflect any dividends on our common stock. These stock units may not be liquidated until the calendar year following the calendar year of termination of employment.
(3)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Benefit Maintenance Plan to reflect stock that could not be allocated to them under the ESOP due to the contribution and compensation limits imposed on tax-qualified plans under the tax laws. Such deferrals are converted into stock units that may not be liquidated until the calendar year following the calendar year of termination of employment.

Prohibition of Hedging. In support of our stock retention policies, in 2012 we adopted a policy that prohibits hedging against changes in the value of our common stock by our executive officers and directors. We have authorized our Compensation Committee to enforce this policy by placing transfer restrictions on compensatory awards, requiring periodic certifications of compliance, and/or by taking voluntary compliance into account in determinations of future compensation. The Compensation Committee may waive this prohibition for intra-family transfers, estate-planning vehicles and philanthropic activities, which it determines are not inconsistent with this policy’s intent and purpose.

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

Consideration of Prior Say-on-Pay Votes

At our Annual Meeting of Shareholders held on April 25, 2012, we submitted to a vote of our shareholders the approval, on a non-binding basis, of the compensation of the named executive officers identified in the proxy materials for that meeting. Of the total votes cast on this proposal, 73.8% voted to approve, on a non-binding basis, the compensation of such named executive officers. A similar proposal was submitted to shareholders at the annual meeting held on December 18, 2013. Of the total votes cast on this proposal, 55.6% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for that meeting. At the time the compensation for the named executive officers was established for 2012 and 2013, our Board and Compensation Committee reviewed the results of the say-on-pay votes and considered these results, along with a variety of other factors, none of which was determinative when taken alone, in considering whether to make any adjustments to our compensation policies and practices. However, given the delay of the 2013 Annual Meeting to December 2013, the Compensation Committee was able to consider the 2013 say-on-pay vote results only in connection with the exercise of its discretion for the final determination of the 2013 incentive bonus awards and in connection with the reduction of the June 2013 award of deferred stock units for Mr. Salamone and Mr. Hermance. The Compensation Committee also considered the results of the say on pay proposal as well as the results of the investor outreach program conducted during the first quarter of 2014 in connection with the design of the 2014 incentive bonus award program. Details on the investor outreach program are provided in Executive Summary – Shareholder Outreach and Responses to 2013 Advisory Vote on Named Executive Officer Compensation above.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Officer Compensation

The following table provides information about the compensation of our named executive officers for fiscal years 2011 through 2013.

SUMMARY COMPENSATION TABLE

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3)(8) ($)	Option Awards (4)(8) ($)	Non-Equity Incentive Plan Compensation (5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6) ($)	All Other Compensation (7) ($)	Total ($)
Ronald E. Hermance, Jr. Chairman of the Board and Chief Executive Officer	2013	$1,680,000	—	$3,229,600	—	—	—	$520,225	$5,429,825
	2012	1,680,000	—	2,300,000	—	$2,000,000	$1,124,947	392,447	7,497,394
	2011	1,680,000	—	3,150,189	$1,050,000	600,000	2,125,887	428,953	9,035,029

Denis J. Salamone President and Chief Operating Officer, Director	2013	1,070,000	—	2,057,200	—	—	28,327	315,581	3,471,108
	2012	1,070,000	—	2,343,300	—	1,819,000	1,142,635	336,554	6,711,489
	2011	1,070,000	—	1,405,184	468,240	350,000	1,226,414	238,003	4,797,841

James C. Kranz Executive Vice President and Chief Financial Officer	2013	504,200	—	533,500	—	375,000	—	109,209	1,521,909
	2012	504,200	—	554,620	—	550,000	603,283	110,402	2,322,505
	2011	496,508	—	371,070	123,600	202,500	690,872	78,732	1,963,282

Thomas E. Laird Executive Vice President and Chief Lending Officer	2013	450,000	—	476,300	—	375,000	—	93,234	1,394,534
	2012	450,000	—	495,000	—	550,000	463,102	95,484	2,053,586
	2011	442,308	—	330,057	110,160	180,000	569,893	68,642	1,701,060

Anthony J. Fabiano Executive Vice President	2013	400,000	—	423,200	—	375,000	—	102,358	1,300,558
	2012	325,769	—	330,000	—	400,000	69,777	89,739	1,215,285

(Notes on following page)

(1)	The figures shown for salary represent amounts earned for the fiscal year, whether or not actually paid during such year, whether or not deferred pursuant to non-incentive deferred compensation plans; and whether or not exchanged for awards of restricted stock, stock options or other forms of non-cash compensation. In 2012, Mr. Hermance was on medical leave for several months. The figure for his salary for 2012 includes salary replacement benefits in the amount of $786,187 provided under our disability plans in lieu of salary. In the case of Messrs. Hermance and Salamone, salary earned and disability benefits provided at an annual rate in excess of $1.0 million has been deferred, placed in a deferred compensation account and converted into 403,774.2985 cumulative share-equivalent units (years 2006 through 2013) for Mr. Hermance and 20,554.3663 cumulative share equivalents (years 2010 through 2013) for Mr. Salamone. These share equivalents are adjusted to reflect dividends and positive or negative share price performance for Hudson City Bancorp common stock. Beginning in September 2013, new deferrals are no longer converted into share-equivalent units, and instead are to be credited with interest at the end of each calendar quarter at the highest rate of interest credited on certificates of deposit issued by Hudson City Savings during the calendar quarter.
(2)	Hudson City Bancorp and Hudson City Savings do not award bonuses to executive officers that are not linked to performance.
(3)	Represents the aggregate grant date fair value of deferred stock units with respect to Hudson City Bancorp stock granted to the named executive officer during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements included in the Original Form 10-K. This amount does not reflect the value of dividends (if any) paid on unvested restricted stock, which is included in the Summary Compensation Table under the caption “All Other Compensation.” Because the SEC requires us to disclose the aggregate grant date fair value of these awards, the figures in this table do not reflect the Compensation Committee’s 2014 decision to reduce by 50% the shares covered by the 2013 deferred stock unit awards for Messrs. Hermance and Salamone, described further under “Key Elements of the Compensation Package — Equity Compensation” above.
(4)	Represents the aggregate grant date fair value of options to purchase shares of Hudson City Bancorp common stock granted to the named executive officer during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(c) to the audited financial statements included in the Original Form 10-K. All options granted to our named executive officers in fiscal year 2011 were performance-based stock options.
(5)	Represents amounts earned for services rendered during the fiscal year under our Executive Officer Annual Incentive Plan, whether or not actually paid during such fiscal year. We did not implement our annual incentive program for 2013 until April 2013, after it was known that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. In order to preserve the deductibility of expenses incurred for the April 2013 awards to Messrs. Hermance and Salamone for federal income tax purposes, their awards were subject to satisfaction of performance goals over the period beginning February 1, 2013 and ending January 31, 2014. As discussed under “Key Elements of the Compensation Package – Incentive Compensation” above, these performance goals were attained and certified by the Compensation Committee, resulting in annual incentive awards of $1,000,000 to each of Messrs. Hermance and Salamone. Because the relevant performance measures were not satisfied until January 31, 2014, these awards are not included here for 2013.
(6)	Includes for each named executive officer the increase (if any) for the fiscal year in the present value of the individual’s accrued benefit (whether or not vested) under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with FASB ASC Topic 715 as of the plan’s measurement date in such fiscal year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year. For 2013, the present values of such benefits decreased for Mr. Hermance (by $354,527), Mr. Kranz (by $37,411), Mr. Laird (by $88,692) and Mr. Fabiano (by $42,563).

(Notes continued on following page)

(7)	The named executive officers participate in certain group life, health and disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer for 2013 includes our direct out-of-pocket cost (reduced, in the case of the figures shown for company cars, by the amount that we would otherwise have paid in cash reimbursements during the year for business use of a personal car), for the following items:

	Mr. Hermance	Mr. Salamone	Mr. Kranz	Mr. Laird	Mr. Fabiano
Employer contributions to qualified and non-qualified deferred compensation plans (including 401(k) plans and ESOP)	$277,279	$176,601	$83,217	$74,272	$66,020
Life insurance premiums (excluding nondiscriminatory group term life insurance)	—	—	—	—	—
Amount paid or accrued under termination of employment or change of control arrangements	—	—	—	—	—
Tax gross-up or reimbursement payments	—	—	—	—	—
Accelerated benefits due to change in control under defined benefit or actuarial plans	—	—	—	—	—
Employer contribution to designated charity under charitable contribution matching program	50,000	30,000	5,000	—	10,000
Dividends paid on unvested restricted stock where performance conditions have been met but service conditions have not been met	131,603	85,361	20,992	18,712	10,558
Company car	51,911	14,564	—	—	15,446
Club dues	9,432	9,055	—	—	—
Executive medical program	—	—	—	250	304
Travel expense for spouse to accompany on business travel	—	—	—	—	—
Amounts paid under a plan in connection with termination	—	—	—	—	—

(8)	Securities and Exchange Commission rules require that we report equity and option grants in the year granted even though they are earned based on service over multiple years and are attributable, both for GAAP expense and internal business purposes, ratably over the service period.

The following table shows certain components of 2013 compensation of the executives as a percentage of total compensation for that year (Column (J)), including: salary and bonus (Columns (C) and (D)), total cash compensation (Columns (C), (D) and (G)), and total performance-based compensation (Columns (E) (F) and (G)).

	Components of 2013 Compensation Expressed as a Percentage of Total Compensation (Column (J))
Name	Salary and Bonus (Columns (C) and (D))	Total Cash Compensation (Columns (C), (D) and (G))	Total Performance-Based Compensation (Columns (E) (F) and (G))
Mr. Hermance	30.9%	30.9%	59.5%
Mr. Salamone	30.8%	30.8%	59.3%
Mr. Kranz	33.1%	57.8%	59.7%
Mr. Laird	32.3%	59.2%	61.0%
Mr. Fabiano	30.8%	59.6%	61.4%

Employment Agreements

Hudson City Bancorp and Hudson City Savings have each entered into amended and restated employment agreements dated as of December 31, 2008 with Messrs. Hermance and Salamone to secure their services as officers. These employment agreements amend and restate prior agreements among Hudson City Bancorp, Hudson City Savings and each of Messrs. Hermance and Salamone. Other than as noted in this summary or any other discussion of the employment agreements in this Form 10-K/A, the terms and conditions of the employment agreements between the executives and Hudson City Bancorp are substantially similar in all material respects to the terms and conditions of the employment agreements between the executives and Hudson City Savings.

The employment agreements between Hudson City Bancorp and each of Messrs. Hermance and Salamone have rolling three-year terms, until the executive or Hudson City Bancorp gives notice of non-extension, at which time the terms are fixed for three years. The employment agreements between Hudson City Savings and each of Messrs. Hermance and Salamone have an initial three-year term, subject to annual extensions based on a review by the Board of Directors of Hudson City Savings of the executive’s performance. The executives’ current annual salary rates payable pursuant to these agreements are their current rates of $1,680,000 for Mr. Hermance and $1,070,000 for Mr. Salamone. The agreements also provide for discretionary cash bonuses, participation on generally applicable terms and conditions in compensation and fringe benefit plans and customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination. The employment agreements with Hudson City Bancorp also provide for the use of an automobile owned or leased by Hudson City Bancorp and reimbursement for memberships in mutually agreed upon clubs and organizations. See “Compensation of Executive Officers and Directors – Termination and Change of Control Benefits” for a description of the severance provisions contained in the employment agreements.

Compensation Plans

Incentive Plans

Executive Officer Annual Incentive Plan. Officers at and above the level of Vice President are eligible to earn cash incentives each year under the Executive Officer Annual Incentive Plan upon achievement of corporate and individual performance goals. We intend awards granted under the Executive Officer Annual Incentive Plan to constitute qualified performance-based compensation under section 162(m) of the Internal Revenue Code.

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

We paid incentives under the Executive Officer Annual Incentive Plan for the year 2012 on December 31, 2012, upon preliminary certification by the Compensation Committee that the goals for 2012 had been met. These payments were made subject to clawback in the event that attainment of those goals was later recalculated. These payments were made in 2012 to improve tax consequences under sections 280G and 4999 of the Internal Revenue Code with respect to payments and benefits that may be owed to officers in connection with the Merger.

We approved our annual incentive program for 2013 in April 2013, after it was known that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger and we entered into the initial amendment of the Merger Agreement to extend the time to complete the Merger. In order to preserve the deductibility of expenses incurred for the April 2013 awards to Messrs. Hermance and Salamone for federal income tax purposes, their awards were subject to satisfaction of performance goals over the period beginning February 1, 2013 and ending January 31, 2014 rather than over the calendar year period applicable to other participating officers for 2013.

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

The committee administering the Amended and Restated 2011 Stock Incentive Plan may, in its discretion, grant any or all of nine types of equity-linked awards to eligible individuals: stock options, stock appreciation rights, restricted stock (both time-based and performance-based), performance shares, performance units, deferred stock, phantom stock and other stock-based awards. The administrative committee will, in its discretion, determine the type of awards made and establish other terms and conditions applicable to the award. The Compensation Committee of our Board of Directors has been appointed to be the administrative committee of the Amended & Restated 2011 Stock Incentive Plan at all times during that plan’s existence.

The following table sets forth information regarding plan-based awards granted to the named executive officers of Hudson City Bancorp during the last fiscal year.

GRANTS OF PLAN-BASED AWARDS TABLE – 2013

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Compensation Committee Decision Date	Target ($)	Target (#)
(a)	(b)		(d)	(g)	(l)
Ronald E. Hermance, Jr.	6/18/13	6/18/13	$3,360,000	395,300	$3,229,600
Denis J. Salamone	6/18/13	6/18/13	2,140,000	251,800	2,057,200
James C. Kranz	6/18/13	6/18/13	655,460	65,300	533,500
Thomas E. Laird	6/18/13	6/18/13	585,000	58,300	476,300
Anthony J. Fabiano	6/18/13	6/18/13	520,000	51,800	423,200

(1)	Represents target awards set under our Executive Annual Incentive Plan for each named executive. The target figures represent the maximum amounts payable to each as an incentive upon achievement of a level of income before taxes and extraordinary items of $177.0 million, subject to downward but not upward adjustment in the discretion of the Compensation Committee.
(2)

The reported awards are deferred stock unit awards granted under the Amended and Restated 2011 Stock Incentive Plan. These awards vest in substantially equal portions on January 1, 2014, 2015 and 2016 provided that the named executive officer continues in service through the applicable vesting date, and provided that a specified performance goal has been satisfied. 62.5% of each award that vests will be distributed on June 18, 2016, with the remainder deferred until and distributed on June 18, 2019, in each case in Hudson City Bancorp common stock. The specified performance measure for these awards is a minimum leverage capital ratio of 8.5% that Hudson City must maintain or exceed throughout the period from April 1, 2013 through March 31, 2014. This goal is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of a change in control as a result of the closing of the proposed Merger, followed by a discharge without cause or a resignation with good reason, unvested deferred stock units scheduled to vest on the next January 1 following the change in control will vest on the date of termination on a pro-rated basis for service performed within the year of the change of control. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions

(Notes continued on following page)

of change in control, resignation for good reason and termination for cause for purposes of the awards.
(3)	Represents the aggregate grant date fair value of each deferred stock unit award, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements included in the Original Form 10-K. Because the SEC requires us to disclose the aggregate grant date fair value of these awards, the figures in this table do not reflect the Compensation Committee’s 2014 decision to reduce by 50% the shares covered by the 2013 deferred stock unit awards for Messrs. Hermance and Salamone, described further under “Key Elements of the Compensation Package – Equity Compensation” above.

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at December 31, 2013, whether granted in 2013 or earlier, including awards that have been transferred other than for value. No vested or unvested option held by our named executive officers as of December 31, 2013 had an exercise price less than the closing price of our common stock on that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE – 2013

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Options Exercise Price ($)(7)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights of Stock That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)		(j)
Ronald E. Hermance, Jr.	566,651 2,250,000 1,125,000 1,250,000 750,000 625,000 —	— — — — — — 218,750	(2)	— — — — — — 218,750	(2)	12.22 12.76 13.78 15.69 12.03 13.12 9.50	2/18/2014 7/20/2016 1/25/2017 1/24/2018 1/22/2019 1/18/2020 3/14/2021	— — 55,166 — — — —	(5)	$ — — 520,206 — — — —	322,600 183,121 97,128 395,300 — — —	(3) (4) (5) (6)	$3,042,118 1,726,831 915,917 3,727,678 — — —
Denis J. Salamone	312,417 1,125,000 337,500 375,000 300,000 187,500 —	— — — — — — 97,550	(2)	— — — — — — 97,550	(2)	12.22 12.76 13.78 15.69 12.03 13.12 9.50	2/18/2014 7/20/2016 1/25/2017 1/24/2018 1/22/2019 1/18/2020 3/14/2021	— — 48,219 — — — —	(5)	— — 454,705 — — — —	143,900 160,061 74,627 251,800 — — —	(3) (4) (5) (6)	1,356,977 1,509,375 703,733 2,374,474 — — —
James C. Kranz	128,240 225,000 67,500 150,000 127,500 75,000 —	— — — — — — 25,750	(2)	— — — — — — 25,750	(2)	12.22 12.76 13.78 15.69 12.03 13.12 9.50	2/18/2014 7/20/2016 1/25/2017 1/24/2018 1/22/2019 1/18/2020 3/14/2021	— — 11,413 — — — —	(5)	— — 107,625 — — — —	38,000 37,884 17,663 65,300 — — —	(3) (4) (5) (6)	358,340 357,246 166,562 615,778 — — —
Thomas E. Laird	103,706 225,000 67,500 150,000 127,500 75,000 —	— — — — — — 22,950	(2)	— — — — — — 22,950	(2)	12.22 12.76 13.78 15.69 12.03 13.12 9.50	2/18/2014 7/20/2016 1/25/2017 1/24/2018 1/22/2019 1/18/2020 3/14/2021	— — 10,185 — — — —	(5)	— — 96,054 — — — —	33,800 33,811 15,764 58,300 — — —	(3) (4) (5) (6)	318,734 318,838 148,655 549,769 — — —
Anthony J. Fabiano	45,000 50,000 45,000 37,500 —	— — — — 8,900	(2)	— — — — 8,900	(2)	13.78 15.69 12.03 13.12 9.50	1/25/2017 1/24/2018 1/22/2019 1/18/2020 3/14/2021	— — 6,790 — —	(5)	— — 64,030 — —	13,100 22,541 10,510 51,800 —	(3) (4) (5) (6)	123,533 212,562 99,109 488,473 —

(1)	We calculate market value on the basis of $9.43 per share, which is the closing sales price for our common stock on the NASDAQ Global Select Market on December 31, 2013.

(Notes continued on following page)

(2)	These stock options vest on March 15, 2014 subject to continued employment through such date. Half of these options remain subject to Hudson City’s attainment of target levels for aggregate diluted earnings per share sustained over any four successive quarters in the years 2011, 2012 and 2013. The other half of these options were subject to Hudson City’s attainment of charge-offs of less than 75 basis points of total loans in 2011, which has been accomplished. These targets are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders.
(3)	These deferred stock units vested based on continued service through March 15, 2014 and Hudson City’s maintenance of a minimum leverage capital ratio of 7.5% throughout the vesting period. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on March 15, 2017.
(4)	These deferred stock units vest on March 30, 2015 (subject to continued employment through such date), provided that Hudson City must maintain a minimum leverage capital ratio of 7.5% throughout the vesting period. This target is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on March 30, 2018.
(5)	These awards vest on March 30, 2015 (subject to continued employment through such date), with the number of deferred stock units available (if any) determined by the level of attainment of the specified performance goal. Each award that vests will be distributed on March 30, 2015 in Hudson City Bancorp common stock. The specified performance goal for half of these awards is based on the performance of Hudson City’s total shareholder return over the vesting period relative to the total shareholder returns of the companies included in the Keefe, Bruyette & Woods Regional Bank Index. Units subject to this goal are included in column (i) of this table. The specified performance measure for the other half of these awards is Hudson City’s return on average tangible shareholder equity for 2012, with threshold, target and maximum goals of 5.0%, 6.0% and 7.5% respectively. Based on Hudson City’s actual return on average tangible shareholder equity for 2012 of 5.47%, the Compensation Committee determined that 60.25% of the stock units subject to that performance condition are available for vesting. The resulting units are recorded in column (g) of this table. Under these variable deferred stock unit awards, the number of units that may be distributed depends on the level of attainment of the performance goals, and the number of units available for vesting is interpolated linearly on attainment between threshold and target or between target and maximum levels. The goals are subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders.
(6)

These awards vest in substantially equal portions on January 1, 2014, 2015 and 2016 provided that the named executive officer continues in service through the applicable vesting date, and provided that a specified performance goal has been satisfied. 62.5% of each award that vests will be distributed on June 18, 2016, with the remainder deferred until and distributed on June 18, 2019, in each case in Hudson City Bancorp common stock. The specified performance measure for these awards is a minimum leverage capital ratio of 8.5% that Hudson City must maintain or exceed throughout the period from April 1, 2013 through March 31, 2014. This goal is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance such that the event does not materially adversely affect the rights of deferred stock unit holders. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of a change in control as a result of the closing of the proposed Merger, followed by a discharge without cause or a resignation with good reason, unvested deferred stock units scheduled to vest on the next January 1 following the change in control will vest on the date of termination on a pro-rated basis for service performed within the year of the change of control. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of change in control, resignation for good reason and termination for cause for purposes of the awards. Because the SEC requires us to disclose the status of these awards as of the end of the last completed fiscal year, the figures in this table do not reflect the Compensation Committee’s 2014 decision to reduce by 50% the shares covered by the 2013 deferred stock unit

(Notes continued on following page)

awards for Messrs. Hermance and Salamone, described further under “Key Elements of the Compensation Package – Equity Compensation” above.
(7)	All stock options have a ten-year term. Generally our options have an exercise price equal to the closing sales price for our common stock on the NASDAQ Global Select Market on the date of grant (or, where no sales occurred on the date of grant, the closing sales price on the closest prior date on which sales occurred). In certain cases, however, we have granted options with a designated pricing date that is three days after our first earnings announcement following the date of grant. For purposes of FASB ASC Topic 718, the grant date of these awards is considered to be the designated pricing date. The exercise prices for all options with expiration dates prior to 2016 include adjustments made to the original grant-date exercise price to reflect subsequent stock splits. In 2010 we modified the terms of outstanding option awards such that the expiration date is accelerated (if applicable) to the fifth anniversary of retirement, death or disability, to the three-month anniversary of voluntary resignation or discharge without “cause” and to the date of discharge for “cause.” The option grant dates and split-adjusted closing sales price for our common stock on the various options grants are as follows:

Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Award Date	Option Pricing Date (if Different)	NASDAQ Global Select Market Closing Sales Price on Option Award or Pricing Date ($)
Ronald E. Hermance, Jr.	566,651 2,250,000 1,125,000 1,250,000 750,000 625,000 —	— — — — — — 218,750	— — — — — — 218,750	2/19/2004 7/21/2006 1/26/2007 1/25/2008 1/23/2009 1/19/2010 3/15/2011	1/22/2010 4/25/2011	12.22 12.76 13.78 15.69 12.03 13.12 9.50
Denis J. Salamone	312,417 1,125,000 337,500 375,000 300,000 187,500 —	— — — — — — 97,550	— — — — — — 97,550	2/19/2004 7/21/2006 1/26/2007 1/25/2008 1/23/2009 1/19/2010 3/15/2011	1/22/2010 4/25/2011	12.22 12.76 13.78 15.69 12.03 13.12 9.50
James C. Kranz	128,240 225,000 67,500 150,000 127,500 75,000 —	— — — — — — 25,750	— — — — — — 25,750	2/19/2004 7/21/2006 1/26/2007 1/25/2008 1/23/2009 1/19/2010 3/15/2011	1/22/2010 4/25/2011	12.22 12.76 13.78 15.69 12.03 13.12 9.50
Thomas E. Laird	103,706 225,000 67,500 150,000 127,500 75,000 —	— — — — — — 22,950	— — — — — — 22,950	2/19/2004 7/21/2006 1/26/2007 1/25/2008 1/23/2009 1/19/2010 3/15/2011	1/22/2010 4/25/2011	12.22 12.76 13.78 15.69 12.03 13.12 9.50
Anthony J. Fabiano	45,000 50,000 45,000 37,500 —	— — — — 8,900	— — — — 8,900	1/26/2007 1/25/2008 1/23/2009 1/19/2010 3/15/2011	1/22/2010 4/25/2011	13.78 15.69 12.03 13.12 9.50

The following table discloses that no stock awards vested and no option awards were exercised for the named executive officers during the last fiscal year.

OPTION EXERCISES AND STOCK VESTED TABLE – 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald E. Hermance, Jr.	—	—	—	—
Denis J. Salamone	—	—	—	—
James C. Kranz	—	—	—	—
Thomas E. Laird	—	—	—	—
Anthony J. Fabiano	—	—	—	—

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

The Hudson City Savings Bank Benefit Maintenance Plan provides for the payment of certain benefits that would otherwise be payable under the Employees’ Retirement Plan, but for certain limitations imposed by the Internal Revenue Code. Tax laws impose a limit (up to $255,000 for individuals retiring in 2013) on the average final compensation that we may count in computing benefits under the Employees’ Retirement Plan, and on the annual benefits ($205,000 in 2013) that we may pay. The Employees’ Retirement Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Hermance, Salamone, Kranz and Laird, benefits based on average final compensation in excess of tax limits are payable under the Benefit Maintenance Plan.

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

Both the Employees’ Retirement Plan and the Benefit Maintenance Plan also provide for payment of a reduced early retirement benefit to participants who retire either after age 60 with at least five years of service or after 30 years of service. Messrs. Salamone and Laird are currently eligible for early retirement benefits. The plans calculate early retirement benefits under the same formula as normal retirement benefits, but base them on compensation and credited service as of the date of termination of employment, and reduce benefits by 2/12 of 1% for each of the first 120 months that payment commencement precedes the normal retirement date. A participant who has completed at least 30 years of service and wants to begin payment before age 55 is entitled to the actuarial equivalent to the benefit payable at age 55.

Prior to 2005, as part of our hiring negotiations with a new employee, we may have agreed to grant credit for service with the newly hired employee’s immediate prior employer. We no longer grant such prior service credit.

Mr. Fabiano joined Hudson City Bancorp and Hudson City Savings in connection with the merger of Sound Federal Bancorp, Inc., and its subsidiary, Sound Federal Savings and Loan Association, into Hudson City Bancorp and Hudson City Savings, respectively. Prior to this merger, Sound Federal Savings and Loan Association maintained a Retirement Income Plan. This plan was merged into the Employees’ Retirement Plan in 2007, but generally without altering its benefit provisions. At the time of the Sound Federal merger, benefits under the Sound Federal Retirement Income Plan were frozen. Under this plan, upon attaining age 65, participants receive an annual retirement benefit commencing at retirement equal to the difference between 4% of average annual earnings (average earnings during the three consecutive calendar years within the last ten years of service that results in the highest average, including salary, bonus and disability, but including deferrals only if made under a 401(k) plan) and 0.65% of the final average compensation (average earnings during the last three calendar years of service) up to the Social Security taxable wage base, multiplied by the participant’s years of credited service (up to a maximum of 15 years). The Sound Federal Retirement Income Plan provides for payment of a reduced early retirement benefit to participants who retire after age 55 with at least five years of service.

The following table sets forth information regarding pension benefits accrued by the named executive officers as of the end of the last fiscal year.

PENSION BENEFITS TABLE – 2013

Name	Plan Name	Number of Years of Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Ronald E. Hermance, Jr.	Retirement Plan for Employees	25.35	$1,490,367	—
	Benefit Maintenance Plan	25.35	8,719,785	—
Denis J. Salamone	Retirement Plan for Employees	11.17	557,334	—
	Benefit Maintenance Plan	25.75	5,136,758	—
James C. Kranz	Retirement Plan for Employees	29.33	1,767,148	—
	Benefit Maintenance Plan	29.33	1,825,192	—
Thomas E. Laird	Retirement Plan for Employees	30.00	1,521,379	—
	Benefit Maintenance Plan	30.00	1,247,332	—
Anthony J. Fabiano	Retirement Plan for Employees	8.83	418,846	—
	Benefit Maintenance Plan	—	—	—

(1)	As part of his initial employment negotiations, Mr. Salamone was granted 14.58 years of service credit under the Benefit Maintenance Plan for prior employment with his former employer. Mr. Hermance was granted 1.33 years of service credit under the Benefit Maintenance Plan and Retirement Plan for Employees. We have not granted any prior service credit to any of our executive officers since 2004.
(2)	We determined the figures shown as of the plan’s measurement date during 2013 under FASB ASC Topic 715 for purposes of Hudson City’s audited financial statements. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.

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

Benefits under the Profit Incentive Bonus Plan are generally payable upon termination of employment or retirement (including early retirement). No employer contributions were made to this plan for 2013.

Employee Stock Ownership Plan. The Employee Stock Ownership Plan of Hudson City Savings Bank is a tax-qualified plan that covers substantially all salaried employees who have at least one year of service and have attained age 21. In 1999, Hudson City Bancorp loaned the plan enough money to purchase 27,879,376 of the shares of Hudson City Bancorp common stock (adjusted for stock splits) issued to investors other than Hudson City, MHC (or 3.76% of the total number of shares issued in our 1999 reorganization). The plan has purchased all 27,879,376 shares. In connection with the second-step conversion and stock offering completed on June 7, 2005, Hudson City Bancorp loaned the plan enough money to purchase an additional 15,719,223 of the shares of Hudson City Bancorp common stock (or 4% of the total number of shares issued in our second-step conversion and stock offering). The plan has purchased all 15,719,223 shares. As a condition to the extension of the 2005 loan, Hudson City Bancorp and the trustee of the plan renegotiated the terms (including the interest rate and maturity) of the 1999 loan. Although contributions to this plan are discretionary, Hudson City Savings intends to contribute enough money each year to make the required principal and interest payments on the loans from Hudson City Bancorp. Any additional contributions are discretionary. Both the 1999 loan (as extended) and the 2005 loan mature on December 31, 2044. Each loan calls for level annual payments of principal and interest. The plan has pledged the shares it purchased as collateral for the loan and holds them in a suspense account. The plan released 962,185 of the pledged shares during 2013. We expect the plan will release 962,185 of the shares annually in the years 2014 through 2043, and release the remaining shares in 2044. The plan will allocate the shares released each year among the accounts of participants in proportion to their base salary for the year. For example, if a participant’s base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. The trustee of the plan will usually vote the shares in the suspense account in a way that mirrors the votes which participants cast for shares in their individual accounts.

Benefit Maintenance Plan. The supplemental savings benefit under the Benefit Maintenance Plan of Hudson City Savings Bank is a non-qualified plan that permits selected individuals to defer amounts that would otherwise be deferred under the Profit Incentive Bonus Plan, but for certain limitations imposed by the Internal Revenue Code. This aspect of the Benefit Maintenance Plan was frozen as of December 31, 2004 and no additional amounts may be deferred thereunder. In 2010, Mr. Hermance had his balance under this aspect of the Plan transferred to his account under our non-qualified deferred compensation plan for named executive officers. As of December 31, 2013, Messrs. Salamone and Kranz had balances under this aspect of the Plan. This aspect of the Plan credits account balances with interest at the end of each calendar quarter at the highest rate of interest credited on certificates of deposit issued by Hudson City Savings during the calendar quarter. During 2013, the plan credited balances using interest rates of 1.61% during the first, second and third calendar quarters and 1.42% during the fourth calendar quarter. This aspect of the Plan allows for distribution of accounts in a single lump sum (unless the participant elects to receive annual installments over a period not to exceed fifteen years) as soon as administratively practicable on or after the first day of the calendar quarter coinciding with or next following (i) the participant’s termination of employment, (ii) the participant’s attainment of a designated age not earlier than age 59-1/2 and not later than age 70-1/2, (iii) the earlier of (i) and (ii), or (iv) the later of (i) and (ii), as elected by the participant, with (i) being the default if no election is made.

The Benefit Maintenance Plan also provides a “supplemental ESOP benefit” and a “restored ESOP benefit” to certain executives with respect to their participation in the qualified Employee Stock Ownership Plan. The supplemental ESOP benefit consists of a payment representing shares that we cannot allocate under the Employee Stock Ownership Plan due to the legal limitations imposed on tax-qualified plans. See “Compensation of Executive Officers and Directors – Deferred Compensation – Employee Stock Ownership Plan” for a discussion of the Employee Stock Ownership Plan of Hudson City Savings Bank, including the share allocation formula thereunder. The plan pays out this benefit in a single lump sum as soon as practicable following the last day of the year of termination of service (or in such other form as elected within 30 days after becoming eligible for the supplemental benefit) in an amount determined by multiplying the number of shares payable under the supplemental ESOP benefit by the closing price of Hudson City Bancorp’s common stock as reported on the NASDAQ Global Select Market. The restored ESOP benefit consists of a payment representing shares that the Employee Stock Ownership Plan and supplemental ESOP benefit would have allocated to a participant who retires before the repayment in full of the Employee Stock Ownership Plan’s loans if his employment had continued through the full term of the loans. The restored ESOP benefit is payable in a single lump sum as soon as practicable following the last day of the calendar year of termination of service (or in such other form as elected within 30 days after becoming eligible for such benefit). The plan determines the value of the benefit by multiplying the number of shares allocable under the restored ESOP benefit by the average closing price of Hudson City Bancorp’s common stock reported on the NASDAQ Global Select Market at the end of each quarter during the twelve quarters immediately preceding termination of service.

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

NONQUALIFIED DEFERRED COMPENSATION TABLE –

BENEFIT MAINTENANCE PLAN – 2013

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)
Ronald E. Hermance, Jr.	—	$232,617	$422,768	$56,291	$2,897,356
Denis J. Salamone	—	131,938	201,584	26,810	1,416,553
James C. Kranz	—	38,555	44,643	5,938	322,729
Thomas E. Laird	—	29,609	27,191	3,621	200,611
Anthony J. Fabiano	—	21,357	1,818	242	32,776

(1)	The Summary Compensation Table includes registrant contributions under the caption “All Other Compensation” in the Summary Compensation Table.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.
(3)	Consists of current payment of dividend equivalents on stock units.

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

NONQUALIFIED DEFERRED COMPENSATION TABLE –

OFFICERS’ DEFERRED COMPENSATION PLAN – 2013

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Ronald E. Hermance, Jr.	$680,000	—	$568,311	—	$4,253,380
Denis J. Salamone	70,000	—	30,220	—	261,256
James C. Kranz	—	—	—	—	—
Thomas E. Laird	—	—	—	—	—
Anthony J. Fabiano	—	—	—	—	—

(1)	The Summary Compensation Table includes executive contributions under the captions “Salary” and “Non-Equity Incentive Plan Compensation,” as applicable.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.

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

In December 2012, Messrs. Hermance and Salamone entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the terms of their employment agreements as follows:

•	cash incentive awards for 2012 will not be recognized for purposes of calculating bonus severance to the extent they exceed the executive’s target opportunity;

•	on a termination on or after consummation of the Merger, in connection with which the employee stock ownership plan is to be terminated, no severance will be paid in connection with any continued benefits the executive might have received under that plan or any related supplemental plan for the remaining employment term; and

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

If Hudson City Bancorp or Hudson City Savings experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of its assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an “excess parachute payment” under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements between Messrs. Hermance and Salamone and Hudson City Bancorp, Hudson City Bancorp would reimburse the executive for the amount of this excise tax and would make an additional indemnification payment so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no 20% excise tax. The effect of this provision is that Hudson City Bancorp, rather than the executive, bears the financial cost of the excise tax. Neither Hudson City Savings nor Hudson City Bancorp could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment. The employment agreements with Messrs. Hermance and Salamone are the only existing employment agreements that contain this excise tax reimbursement and tax indemnity. Hudson City has not entered into an employment agreement with these provisions since 2001, and it is our policy not to include excise tax reimbursement and tax indemnity provisions in new employment agreements in the future.

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

Change in Control Agreements. Hudson City Bancorp and Hudson City Savings have jointly entered into two-year change in control agreements with Messrs. Kranz, Laird, and Fabiano (as well as each of the other thirteen executive officers). The term of these agreements is perpetual until the later of (a) one year after Hudson City gives notice of non-extension and (b) two years following the most recent change of control or pending change of control that occurs within one year following notice of non-extension.

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

If Hudson City Savings or Hudson City Bancorp experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of its assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change in control agreements might constitute an “excess parachute payment” under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Hudson City Savings and Hudson City Bancorp for federal income tax purposes. None of the existing change in control agreements provides for a tax indemnity, accordingly, the executive and not Hudson City is responsible for the payment of any excise tax and the executive will not be reimbursed for the payment of any excise tax. Hudson City has not entered into a change in control agreement with a tax indemnity provision since 2001, and it is our policy not to include excise tax reimbursement and tax indemnity provisions in new change in control agreements in the future.

The change in control agreements allow Hudson City Savings or Hudson City Bancorp to condition payment of severance benefits on the executive’s resignation from all positions as an officer, director or committee member of Hudson City Savings or any of its subsidiaries or affiliates. The agreements also allow Hudson City Savings or Hudson City Bancorp to condition payments on a release of claims against Hudson City Savings and its officers, directors, shareholders, subsidiaries and affiliates from liability for compensation or damages in connection with the executive’s employment and termination of employment except liability for severance benefits. Hudson City Bancorp guarantees all amounts payable under the change in control agreements.

In December 2012, Messrs. Kranz, Laird, and Fabiano (as well as each of the other thirteen executive officers) entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the terms of their change in control agreements as follows:

•	cash incentive awards for 2012 will not be recognized for purposes of calculating bonus severance to the extent they exceed the executive’s target opportunity;

•	no severance payments will be provided with respect to any long-term non-equity incentive compensation or defined contribution benefits the executive might have been eligible to receive on continued service;

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive;

•	in the event that any payments or benefits due to the executive would be deemed “excess parachute payments” under current federal tax laws, those payments and benefits will be reduced to the minimum extent needed to prevent any payment or benefit from being deemed an “excess parachute payment,” but only if such reduction would not reduce the executive’s overall benefit on an after-tax basis.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

The following table sets forth estimates of the amounts that would be payable to each of our named executive officers in the event of their termination of employment on December 31, 2013 under designated circumstances. Securities and Exchange Commission rules require that we assume for purposes of these estimates that the termination or change in control triggering the payment or benefit took place on the last day of our last completed fiscal year. The table does not include amounts payable under broad-based termination benefits programs that are generally applicable to all salaried employees or vested, accrued benefits under qualified and non-qualified defined benefit or actuarial pension plans or qualified or non-qualified deferred compensation plans that are disclosed elsewhere in this Form 10-K/A. See “Compensation of Executive Officers and Directors – Post-Employment Compensation”. The estimates of payments or benefits after or in connection with a change of control set forth below take into account any special contract, award or other provisions that would be triggered only on closing of the Merger. In the event of a change of control where the Merger Agreement does not apply, the values of resulting payments and benefits could be higher or lower than the figures disclosed below, either individually or in the aggregate. The estimates shown are highly dependent on a variety of factors, including but not limited to: the date of termination, the closing sales price of our common stock on such date, interest rates, federal, state and local tax rates and compensation history. Actual payments due could vary substantially from the estimates shown. In general, we consider each termination scenario listed below to be exclusive of all other scenarios and do not expect that any of our executive officers would be eligible to collect the benefits shown under more than one termination scenario.

	Mr. Hermance	Mr. Salamone	Mr. Kranz	Mr. Laird	Mr. Fabiano
Retirement/Early Retirement
Early Retirement Subsidy (2)	—	1,303,489	—	588,939	—
Retiree Health/Life Insurance (1)	193,882	177,150	198,741	184,405	—
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	4,510,422	2,595,424	651,461	580,345	—
Restored ESOP Benefit (12)	7,287,613	4,641,515	—	—	—
Disability
Salary Continuation (4)	840,000	535,000	252,100	225,000	200,000
Disability Retirement Subsidy (3)	—	1,588,734	—	697,166	—
Retiree Health/Life Insurance (1)	193,882	177,150	198,741	184,405	—
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	4,510,422	2,595,424	651,461	580,345	297,940
Restored ESOP Benefit (12)	7,287,613	4,641,515	—	—	—
Death
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	4,510,422	2,595,424	651,461	580,345	297,940
Restored ESOP Benefit (12)	7,287,613	4,641,515	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason – No Change of Control
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	4,510,422	2,595,424	651,461	580,345	—
Cash Payment(s) (7)	10,376,168	6,010,171	1,788,945	1,599,572	1,230,699
Other In-kind Benefits (8)	221,559	213,823	217,589	207,848	48,411
Retirement Subsidy (9)	1,090,147	2,072,793	101,821	608,491	—
Restored ESOP Benefit (12)	7,287,613	4,641,515	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason – After Change of Control
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	6,875,719	4,451,975	1,100,553	981,193	587,114
Cash Payment(s) (7)	10,376,168	6,010,171	1,788,945	1,599,572	1,230,699
Other In-kind Benefits (8)	221,559	213,823	217,589	207,848	48,411
Retirement Subsidy (9)	1,090,147	2,658,690	101,821	739,420	—
Supplemental ESOP Benefit (10)	2,942,151	1,422,816	382,915	240,853	39,399
280G Tax Indemnification Payment/Cutback (11)	—	4,584,993	—	—	—
Change of Control – No Termination of Employment
Stock Option Vesting (5)	—	—	—	—	—
Stock Unit Award Vesting (6)	670,642	427,188	110,784	98,908	87,881
Retirement Subsidy (9)	—	1,889,387	—	719,868	—
Supplemental ESOP Benefit (10)	2,942,151	1,422,816	382,915	240,853	39,399
280G Tax Indemnification Payment/Cutback (11)	—	—	—	—	—

(1)	Individuals are entitled to post-retirement medical benefits and life insurance upon normal or early retirement after attainment of ten years of continuous service. In 2007 we capped our obligation to individuals under this policy to annual coverage rates for 2007. Each individual receiving benefits under this policy is thus responsible for annual coverage costs in excess of those 2007 rates. In addition, individuals who retire before the year they would attain age 65 are also responsible for a percentage of the coverage costs at 2007 rates. The amount of this responsibility is based on how early the individual retires and includes 5% of such costs for each year that the year in which they retire precedes the year in which they would attain age 65. At December 31, 2013, Messrs. Hermance, Salamone, Kranz and Laird were eligible for retiree insurance benefits. The reported figure reflects the estimated present value of the future premium cost of such benefits for the named individual eligible for this benefit on December 31, 2013, calculated on the basis of the assumptions used by Hudson City in measuring its liability for such benefits for financial statement purposes under FASB ASC Topic 715. For more information concerning the assumptions used for these calculations, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(2)	Participants are entitled to a reduced early retirement allowance under the Employees’ Retirement Plan and Benefit Maintenance Plan upon termination of employment after age 60 with at least five years of credited service or at least 30 years of credited service regardless of age. The plans calculate the early retirement benefit under the same formula as the normal retirement benefit, but base the early retirement benefit

(Notes continued on following page)

on compensation and credited service as of the date of termination of employment, and reduce the benefit by 2/12 of 1% for each of the first 120 months that payment commencement precedes the normal retirement date. A participant who has completed at least 30 years of service and wants to begin payment before age 55 is entitled to the actuarial equivalent to the benefit payable at age 55. At December 31, 2013, Messrs. Salamone and Laird were eligible for early retirement benefits. The figure shown for the Early Retirement Subsidy shows the additional value of this early retirement benefit over the normal retirement benefit disclosed in the Pension Benefits Table – 2013, above. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(3)	The Employees’ Retirement Plan and Benefit Maintenance Plan entitle participants to a disability retirement allowance upon the requisite certification of disability prior to attainment of the normal retirement date with at least ten years of credited service (at least five of which are with Hudson City Savings). The plans calculate the disability retirement benefit under the same formula as the normal retirement benefit, but do not reduce the benefit for early receipt. Payment of the disability retirement allowance will commence at least 30, but no later than 90, days after the retirement committee has approved an executive’s application. At December 31, 2013, Messrs. Salamone and Laird were eligible for disability retirement benefits. The figure shown for the Disability Retirement Subsidy reflects the present value of a pension payable to the named individual commencing on July 1, 2014 (the end of an assumed 6-month salary continuation period) and continuing until age 65 with no mortality assumption and a discount rate of 4.75% per annum. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(4)	The employment agreements in effect for Messrs. Hermance and Salamone provide for salary continuation payments following termination due to disability for the remaining contract term or until group long-term disability benefits begin. The change in control agreements in effect for Messrs. Kranz, Laird, and Fabiano provide for salary continuation payments following termination due to disability after a change of control or pending change of control. The figures shown assume payment of full salary for 180 days, equal to the waiting period for benefits under our group long-term disability program, without discount for present value.
(5)	Stock options granted in 2011 under our Amended and Restated 2011 Stock Incentive Plan remain subject to attainment of their performance conditions following retirement or a termination due to death or disability. In the case of retirement, they also remain subject to compliance with confidentiality and non-solicitation requirements. The figures shown reflect the in-the-money value of those stock options that would accelerate, calculated based on the excess, if any, of $9.43, the closing sales price for a share of our common stock on December 31, 2013, over the exercise price.
(6)	Vesting of each deferred stock unit award granted under our Amended and Restated 2011 Stock Incentive Plan is subject to satisfaction of both service and performance conditions, which may accelerate in certain events. For deferred stock unit awards granted in 2011, all service conditions would be satisfied upon retirement or termination for death or disability. For deferred stock unit awards granted in 2012, service conditions would be satisfied with respect to a pro-rated portion of the awards upon retirement or termination for death or disability. Deferred stock unit awards granted in 2013 would be forfeited upon retirement or termination for death or disability prior to the applicable service date. Performance conditions for deferred stock unit awards granted in 2011, 2012 and 2013 would be deemed satisfied in the event of a change of control that occurs during the applicable performance period. Service conditions for these awards are satisfied in full in the event of discharge without cause or resignation with good reason after the change of control, except that conditions on deferred stock unit awards granted in 2013 will not vest in full upon termination or resignation after a closing of the Merger. In the event that the Merger closes, service conditions would be satisfied for a pro-rated portion of deferred stock unit awards granted in 2013 that are scheduled to vest within 1 year after the closing. The figures shown reflect the value of any deferred stock unit awards for which service conditions would accelerate, calculated based on a per share value of $9.43, which is the closing sales price for a share of our common stock on December 31, 2013.
(7)

The employment agreements in effect for Messrs. Hermance and Salamone provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary) and additional qualified and non-qualified defined contribution plan benefits that would be earned during the remaining contract term. The figures shown for Messrs. Hermance and Salamone reflect an assumed remaining contract term of

(Notes continued on following page)

three years. The change in control agreements in effect for Messrs. Kranz, Laird, and Fabiano provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary) and additional qualified and non-qualified defined contribution plan benefits that would be earned during the remaining contract term of two years. Pursuant to the Merger Agreement, the severance payable based on cash incentives for each of these officers is no less than the amount that would have applied to a termination of employment on August 27, 2012. The change of control agreements for Messrs. Kranz, Laird, and Fabiano impose a cap on the aggregate compensation they may provide, which may not exceed three times average annual total compensation for the past five years. The figures for Mr. Fabiano include a reduction by $232,374 to avoid exceeding this cap. All figures assume an annual discount rate of 0.25%, including the figures for cash incentives for termination of employment on August 27, 2012, which were calculated using the discount rate of 0.25% in effect as of that date.
(8)	The employment agreements in effect for Messrs. Hermance and Salamone and the change in control agreements in effect for Messrs. Kranz, Laird, and Fabiano provide for continued health, life and other insurance benefits for the remaining contract term, with an offset for benefits provided by a subsequent employer. The figures shown represent the present value of continued insurance benefits for an assumed remaining contract term of three years for Messrs. Hermance and Salamone using an annual discount rate of 1.63%, and a fixed period of two years for the other named executive officers using an annual discount rate of 0.25%, and assume no offset for benefits provided by a subsequent employer. The figures shown for Messrs. Hermance, Salamone, Kranz and Laird include the post-retirement medical benefits for which those individuals are eligible, as discussed above in footnote (1) to this table.
(9)	In the event of a change in control, our Benefit Maintenance Plan provides for supplemental pension benefits beginning immediately without reduction for early payment. In addition, the employment agreements in effect for Messrs. Hermance and Salamone, and the change in control agreements in effect for the other named executive officers, provide for cash payments of the additional qualified and non-qualified pension plan benefits that would be earned during the remaining contract term. The figures shown for payments related to a change of control, or a termination or resignation after a change of control include the present value of an un-reduced pension under our qualified and non-qualified defined benefit plans payable beginning January 1, 2014 and ending at age 65. In addition, the figures provided for discharge or resignation include the present value of the increased benefits that each named individual would have earned under our qualified and non-qualified pension plans if his or her service had continued for an additional three years (in the case of the employment agreements) or two years (in the case of the change in control agreements). For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(10)	In the event of a change in control, our tax-qualified Employee Stock Ownership Plan would sell the shares of our common stock held in a suspense account for future allocation to employees. The plan would then apply a portion of the proceeds from this sale to repay the outstanding balance on the loans used to purchase the unallocated shares. The plan would then distribute the remaining unallocated shares (or the proceeds from their sale) on a pro-rata basis among the accounts of plan participants. We estimate this distribution to be approximately $11.34 per allocated share, based on: 10,162,240 allocated and undistributed shares; 17,468,369 unallocated shares and $2 cash in the suspense account for an outstanding loan of $48.3 million; 12,359,354 unallocated shares and $73,097 cash in the suspense account for an outstanding loan of $172.5 million; and stock price of $9.43 per share, which is the closing sales price for a share on the NASDAQ Global Select Market on December 31, 2013. The Benefit Maintenance Plan would apply a corresponding earnings credit to accumulated share equivalents provided under the ESOP-related portion of that plan. The figures shown represent an estimated earnings credit of $11.34 per share equivalent credited to each of the named individuals.
(11)	The employment agreements in effect for Messrs. Hermance and Salamone provide that Hudson City Bancorp will indemnify them, on a net after-tax basis, against the effects of a 20% federal excise tax on “excess parachute payments.” Excess parachute payments are payments that are contingent on a change in control, where the aggregate value of such payments equals or exceeds three times the individual’s average W-2 earnings for the period of five consecutive calendar years ending prior to the date of the change in control. The figure shown reflects an estimate of the indemnification payment that would be due to each named individual. The change in control agreements in effect for Messrs. Kranz, Laird, and Fabiano provide for a cut-back to payments and benefits to those executives in the event that any payments or benefits owed to them would amount to “excess parachute payments,” but only if the cut-back would not reduce the value of payments and benefits owed to them on a net after-tax basis.

(Notes continued on following page)

(12)	Upon retirement, or termination for disability or death before the occurrence of a change of control, the ESOP-related portion of the Benefit Maintenance Plan would provide for payment to participating executives of a restored ESOP benefit described above under “Compensation of Executive Officers and Directors — Deferred Compensation — Benefit Maintenance Plan.” Only Messrs. Hermance and Salamone participate in this benefit.

Director Compensation

Cash Compensation. Non-employee directors received the following cash compensation for service on the Boards of Directors of Hudson City Bancorp, Inc. and Hudson City Savings Bank and the respective Board committees during 2013:

Non-Employee Board Member Compensation
Annual Retainer	50,000
Meeting Fee	1,500
Lead Independent Director Compensation
Additional Annual Retainer	25,000
Non-Employee Committee Member Compensation
Meeting Fee	1,500
Committee Chair Additional Annual Retainers
Audit Committee	15,000
Compensation Committee	15,000
Nominating & Governance Committee	10,000
Risk Committee	15,000

Stock Compensation. From 2006 through 2011, each non-employee director received an annual grant of options to purchase shares of Hudson City Bancorp common stock. The grants were made and priced on or about the date of the annual meeting of shareholders in that year. Beginning in 2010, Hudson City Bancorp started the transition from an equity compensation program for non-employee directors consisting of stock options to one consisting of deferred stock units. In July, 2013, the Compensation Committee authorized awards to each non-employee director of 7,677 deferred stock units. These units vested on April 1, 2014, and will be distributed to each non-employee director upon the first day of the calendar month following the sixth month anniversary of termination of service as a director. Prior to distribution, dividend equivalents on these deferred stock units will be paid in cash consistent with the dividends paid on Hudson City Bancorp’s common stock.

Outside Directors Consultation Plan. The Outside Directors Consultation Plan provides continued compensation following termination of service as a director to eligible outside directors who agree to serve as consultants to Hudson City Savings. A director is eligible to participate if he or she became a director before January 1, 2005 and retires after attaining age 65 and completing 10 years of service as an outside director. The monthly consulting fee is equal to the sum of (a) 5/12 of 1% of the annual board retainer fee in effect at the date of termination of service plus (b) 5% of the fee for attendance at a meeting of the board of directors in effect at the date of termination of service as a director, multiplied by the number of full years of service as an outside director, to a maximum of 20 years of service. A director’s consulting arrangement will continue for 120 months or until an earlier date when the director withdraws from the performance of consulting services. If a change of control of Hudson City Bancorp or Hudson City Savings occurs, this plan will settle all of its obligations by lump sum payment to all participants and will then terminate. In computing these obligations, each eligible non-employee director is presumed to have attained age 65 and completed 20 years of service. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Mr. Golding is the only outside director who is not eligible to participate in this plan. In recognition of his contributions, including in particular his service as chair of the Board’s risk committee during the current era of heightened regulatory scrutiny, the Board approved in 2013 a one-time payment to Mr. Golding of $330,000, conditioned on completion of the Merger in 2013. In 2014 the Board approved extension of this benefit to Mr. Golding, conditioned on completion of the Merger in 2014.

Charitable Matching Contribution Program. Each of our directors is also eligible, under our charitable matching contribution program, to direct us to make charitable gifts of up to $30,000 each year to the tax-exempt organizations of their choice. We offer this program to encourage philanthropy among our directors and to capture any benefit to our corporate reputation that may result from our directors’ philanthropic activity.

The following table sets forth information regarding compensation earned by the non-employee directors of Hudson City Bancorp during the last fiscal year.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($) (5)	Total ($)
Michael W. Azzara	$114,000	$75,000	—	—	$32,926	$221,926
William G. Bardel	154,500	75,000	—	—	33,310	262,810
Scott A. Belair	122,000	75,000	—	—	33,310	230,310
Victoria H. Bruni	120,500	75,000	—	—	33,310	228,810
Cornelius E. Golding	135,500	75,000	—	—	37,167	247,667
Donald O. Quest, M.D.	111,500	75,000	—	—	33,310	219,810
Joseph G. Sponholz	129,500	75,000	—	—	33,310	237,810

(1)	Includes retainers, meeting fees, and committee meeting fees earned during the fiscal year, whether the director received payment of such fees or elected to defer them.
(2)	Represents the aggregate grant-date fair value of deferred stock units granted to the director during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements, included in on the Original Form 10-K. The grant date fair value of the deferred stock units granted to the director in 2013 was $9.77 per share. The total number of deferred stock units outstanding to each non-employee director at December 31, 2013 was: Mr. Azzara, 24,228; Mr. Bardel, 24,228; Mr. Belair, 24,228; Ms. Bruni, 24,228; Mr. Golding, 44,889; Dr. Quest, 24,228; and Mr. Sponholz, 24,228.
(3)	The total number of options outstanding to each non-employee director at December 31, 2013 was: Mr. Azzara, 272,917 with a weighted average exercise price of $13.85; Mr. Bardel, 272,917 with a weighted average exercise price of $13.85; Mr. Belair, 401,157 with a weighted average exercise price of $13.33; Ms. Bruni, 272,917 with a weighted average exercise price of $13.85; Mr. Golding, 60,417 with a weighted average exercise price of $11.52; Dr. Quest, 272,917 with a weighted average exercise price of $13.85; and Mr. Sponholz, 272,917 with a weighted average exercise price of $13.85.
(4)	Does not include the value of compensation that may become payable under the Outside Directors Consultation Plan following termination of service as a director, as these amounts are only payable in consideration for a written agreement to provide post-termination consulting services. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Certain directors participate in a voluntary deferred compensation plan under which they may invest deferred amounts in phantom shares of our common stock or in a phantom account to which we credit interest quarterly based on the highest rate of interest paid to depositors by Hudson City Savings for the quarter. Neither of these investment options produces above-market earnings reportable in this table.
(5)	The figure for each named individual represents the amount of cash contributions made by Hudson City Bancorp during the fiscal year to charities that the named individual designates pursuant to Hudson City Bancorp’s charitable contribution matching program, as well as phantom dividends on deferred stock units, as follows:

Name	Matching Charitable Gifts ($)	Dividends on Unvested Stock Units ($)
Michael W. Azzara	$29,616	$3,310
William G. Bardel	30,000	3,310
Scott A. Belair	30,000	3,310
Victoria H. Bruni	30,000	3,310
Cornelius E. Golding	29,725	7,442
Donald O. Quest, M.D.	30,000	3,310
Joseph G. Sponholz	30,000	3,310

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following table sets forth, as of April 1, 2014, certain information as to Hudson City Bancorp common stock beneficially owned by persons owning in excess of 5% of the outstanding shares of the Company’s common stock. We know of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 1, 2014. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission and with Hudson City Bancorp pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under the caption “Directors and Executive Officers,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (a) over which that person has or shares, directly or indirectly, voting or investment power, or (b) of which that person has the right to acquire beneficial ownership at any time within 60 days after April 1, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, (x) each shareholder shown in the table below has sole voting and sole investment power with respect to the shares of common stock indicated and (y) none of such shares are listed because the person has the right to acquire beneficial ownership within 60 days after April 1, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (1)
Employee Stock Ownership Plan Trust of Hudson City Savings Bank (2) West 80 Century Road Paramus, New Jersey 07652	39,989,963	7.6%
Human Resources Committee of Hudson City Savings Bank (3) West 80 Century Road Paramus, New Jersey 07652	43,767,469	8.3
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	31,578,053	6.0
BlackRock, Inc. (5) 40 East 52nd Street New York, New York 10022	27,144,425	5.1
State Street Corporation (6) State Street Financial Center One Lincoln Street Boston, Massachusetts 02111	26,737,236	5.1

(1)	Based on the 528,419,170 total outstanding shares of Hudson City Bancorp as of December 31, 2013.
(2)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2014. The Human Resources Committee, a plan fiduciary, shares voting and investment power with participants in the Employee Stock Ownership Plan.
(3)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. The Human Resources Committee has sole voting and sole investment power over 699,773 shares in the Hudson City Savings Bank Retirement Plan for Employees. The Human Resources Committee shares voting power over 39,989,963 shares and shares investment power over 43,067,696 shares, which number of shares includes the 39,989,963 shares also indicated as beneficially owned by the Employee Stock Ownership Plan Trust of Hudson City Savings Bank.
(4)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2014. The Schedule 13G/A was filed by The Vanguard Group for itself and as the parent holding company for 2 of its subsidiaries (each identified on Appendix A to the Schedule 13G/A). Neither of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G/A, The Vanguard Group has sole voting power over 787,195 shares, sole investment power over 30,840,464 shares and shared investment power over 737,589 shares.

(Notes continued on following page)

(5)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2014. The Schedule 13G/A was filed by BlackRock, Inc. for itself and as the parent holding company for 17 of its subsidiaries (each identified on Exhibit A to the Schedule 13G/A). No one of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G/A, BlackRock, Inc. has sole voting power over 21,462,572 shares and sole investment power over 27,144,425 shares.
(6)	Based on the Schedule 13G filed with the Securities and Exchange Commission on February 3, 2014. The Schedule 13G was filed by State Street Corporation as the parent holding company for 8 of its subsidiaries (each identified on Exhibit 1 to the Schedule 13G). Neither of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G, State Street Corporation shares both voting and investment power over these shares.

Directors and Executive Officers

The following table sets forth information about the shares of common stock beneficially owned by each director of Hudson City Bancorp, by each named executive officer of Hudson City Bancorp identified in the Summary Compensation Table included elsewhere herein, and all directors and executive officers of Hudson City Bancorp or Hudson City Bancorp’s wholly owned subsidiary, Hudson City Savings Bank, as a group as of April 1, 2014. Except as otherwise indicated, each person and each group shown in the table has sole voting and sole investment power with respect to the shares of common stock indicated.

Name	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)(3)	Percent of Common Stock Outstanding (4)
Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer	9,804,417 (5)	1.8%
Denis J. Salamone	Director, President and Chief Operating Officer	4,763,121 (6)	*
Michael W. Azzara	Director	426,115	*
William G. Bardel	Director	505,296 (7)	*
Scott A. Belair	Director	445,502	*
Victoria H. Bruni	Director	564,100 (8)	*
Cornelius E. Golding	Director	80,417	*
Donald O. Quest, M.D.	Director	550,718	*
Joseph G. Sponholz	Director	492,538 (9)	*
James C. Kranz	Executive Vice President and Chief Financial Officer	1,223,485 (10)	*
Thomas E. Laird	Executive Vice President and Chief Lending Officer	1,548,719 (11)	*
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer	9,294 (12)	*
Anthony J. Fabiano	Executive Vice President	271,080 (13)	*
All directors and executive officers as a group (25 persons)		69,743,547 (14)	12.77%

*	Less than one percent
(1)	The figures shown include the following shares that have been allocated as of December 31, 2013 to individual accounts of participants in the Hudson City Bancorp, Inc. Employee Stock Ownership Plan (referred to as the ESOP): Mr. Hermance, 92,700 shares; Mr. Salamone, 67,806 shares; Mr. Kranz, 92,700 shares; Mr. Laird, 89,755 shares; Ms. Dedrick, 7,936 shares; Mr. Fabiano, 33,140 shares; and all directors and executive officers as a group, 969,818 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for each of the executive officers named in the table do not include 29,827,723 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2013 to any individual’s account and as to which each of the executive officers named in the table shares voting power with other ESOP participants. The figure shown for all directors and executive officers as a group includes 29,827,723 shares as to which Hudson City Savings Bank’s Human Resources Committee (as of January 1, 2013, consisting of voting members Messrs. Azzara, Belair and Quest) may be deemed to have shared investment power, except in limited circumstances, thereby causing such committee to be deemed a beneficial owner of such shares. This figure also includes all 10,162,240 shares allocated to individual accounts under the ESOP, as the Human Resources Committee may be deemed to have shared investment power, in limited circumstances, over those shares as well. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Employee Stock Ownership Plan.”

(Notes continued on following page)

(2)	The figures shown include the following shares held as of April 1, 2014 in individual accounts of participants in the Profit Incentive Bonus Plan of Hudson City Savings Bank: Mr. Hermance, 466,537 shares; Mr. Salamone, 14,562 shares; Mr. Kranz, 128,243 shares; Mr. Laird, 214,717 shares; Ms. Dedrick, 1,358 shares; Mr. Fabiano, 0 shares; and all directors and executive officers as a group, 1,184,976 shares. Such persons have sole voting power and sole investment power as to such shares. The figure shown for all directors and executive officers as a group includes all 3,077,733 shares allocated to the accounts of participants in the Profit Incentive Bonus Plan, as to which the Human Resources Committee may be deemed to have shared investment power, in limited circumstances. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Profit Incentive Bonus Plan.”
(3)	The figures shown include the following shares which may be acquired upon the exercise of stock options that are, or will become, exercisable within 60 days after April 1, 2014: Mr. Hermance, 6,598,800 shares; Mr. Salamone, 2,592,050 shares; Mr. Kranz, 715,500 shares; Mr. Laird, 707,800 shares; Ms. Dedrick, 0 shares; Mr. Fabiano, 201,850 shares; Mr. Azzara, 272,917 shares; Mr. Bardel, 272,917 shares; Mr. Belair, 272,917 shares; Ms. Bruni, 272,917 shares; Mr. Golding, 60,417 shares; Dr. Quest, 272,917 shares; Mr. Sponholz, 272,917 shares; and all directors and executive officers as a group, 17,387,169 shares.
(4)	Based on the 528,447,289 total outstanding shares as of April 1, 2014 plus the 17,387,169 shares which such person or group of persons has the right to acquire within 60 days after April 1, 2014.
(5)	Beneficial ownership includes 345,429 shares as to which Mr. Hermance may be deemed to share voting and investment power.
(6)	Includes 97,417 shares as to which Mr. Salamone may be deemed to share voting and investment power and 2,049,912 shares held in a brokerage account with margin provisions.
(7)	Includes 232,379 shares held in a brokerage account with margin provisions.
(8)	Includes 115,000 shares as to which Ms. Bruni may be deemed to share voting and investment power.
(9)	Includes 119,621 shares as to which Mr. Sponholz may be deemed to share voting and investment power.
(10)	Includes 92,700 shares as to which Mr. Kranz may be deemed to share voting power.
(11)	Includes 626,201 shares as to which Mr. Laird may be deemed to share voting and investment power and 535,356 shares held in a brokerage account with margin provisions.
(12)	Includes 7,936 shares as to which Ms. Dedrick may be deemed to share voting power.
(13)	Includes 33,140 shares as to which Mr. Fabiano may be deemed to share voting power.
(14)	Includes 3,297,027 shares held in brokerage accounts with margin provisions by directors and executive officers as a group. Also includes 699,773 shares held in trust under the Hudson City Savings Bank Employee Retirement Plan, as to which the Human Resources Committee may be deemed to have sole investment power. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually.

Changes in Control

On August 27, 2012, Hudson City Bancorp entered into the Merger Agreement with M&T and WTC, a wholly owned subsidiary of M&T. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Hudson City Bancorp will merge with and into WTC, with WTC continuing as the surviving entity.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2013 with respect to compensation plans and individual compensation arrangements under which equity securities of Hudson City Bancorp are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (4)
Equity compensation plan approved by security holders (1)	29,236,261	$13.07	24,688,083
Equity compensation plan not approved by security holders (2)	448,840	10.33	—
Total	29,685,101	13.02	24,688,083

(1)	Includes 4,282,146 deferred stock units that have no exercise price and are to be settled in the future (to the extent vested) in shares of Hudson City Bancorp common stock, and options to purchase 24,954,115 shares of Hudson City Bancorp common stock.
(2)	Outstanding stock options under the Hudson City Bancorp, Inc. 2004 Employment Inducement Stock Program. Pursuant to this plan, two officers were granted options to purchase 320,600 shares and 128,240 shares respectively of Hudson City Bancorp common stock.
(3)	These weighted average exercise prices do not take into account the deferred stock units described in footnote (1) above.
(4)	Includes shares available under the Amended and Restated 2011 Stock Incentive Plan for grants of stock options, stock appreciation rights, restricted stock awards, performance-based restricted stock awards, performance share awards, deferred stock awards, performance unit awards, phantom stock awards and other stock awards.

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

Independence of Directors

A majority of the Board and each member of the Compensation, Nominating and Governance, Risk and Audit Committees is independent, as affirmatively determined by the Board consistent with the criteria established by the NASDAQ listing rules and as required by Hudson City Bancorp’s bylaws. In addition to explicitly requiring compliance with the NASDAQ listing rules and in order to further ensure the independence of our directors, Hudson City Bancorp’s bylaws prohibit directors from serving on the board of directors of an insured depository institution, bank holding company, financial holding company or thrift holding company, other than Hudson City Bancorp and its affiliated entities or the Federal Home Loan Bank of New York, while serving as a member of the Board. This prohibition prevents directors from simultaneously serving as a director of another financial institution that may have a business relationship with Hudson City Bancorp.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to KPMG LLP

Audit Fees

For the fiscal year ended December 31, 2013, KPMG LLP billed Hudson City Bancorp an aggregate of $1,292,000 for professional services rendered for the audits of the Company’s financial statements for such period and internal control over financial reporting as of December 31, 2013, and the reviews of the financial statements included in Hudson City Bancorp’s Quarterly Reports on Form 10-Q during such period. Such fees were $1,480,000 for the fiscal year ended December 31, 2012.

Audit-Related Fees

For the fiscal year ended December 31, 2013, KPMG LLP billed Hudson City Bancorp an aggregate of $270,000 for services that are reasonably related to the audit or review of the Company’s financial statements and not described above under the caption “Audit Fees.” The services comprising these fees relate to the audits of the Company’s employee benefit plan and the preparation of comfort letters and consents in connection with M&T’s stock offering. Audit-related fees were $125,661 for the fiscal year ended December 31, 2012.

Tax Fees

For the fiscal year ended December 31, 2013, KPMG LLP billed Hudson City Bancorp an aggregate of $110,000 for professional services rendered for federal and state tax compliance, advice and planning. The services comprising these fees relate primarily to the review of state and federal tax returns and quarterly tax payments. Tax fees were $122,400 for the fiscal year ended December 31, 2012.

All Other Fees

KPMG LLP did not perform any other services for Hudson City Bancorp for the fiscal years ended December 31, 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

Hudson City Bancorp, Inc.

By:	/s/ Ronald E. Hermance, Jr.	/s/ James C. Kranz
	Ronald E. Hermance, Jr.	James C. Kranz
	Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald E. Hermance, Jr. Ronald E. Hermance, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2014

/s/ Denis J. Salamone Denis J. Salamone	Director, President and Chief Operating Officer	April 30, 2014

/s/ Michael W. Azzara Michael W. Azzara	Director	April 30, 2014

/s/ William G. Bardel William G. Bardel	Director	April 30, 2014

/s/ Scott A. Belair Scott A. Belair	Director	April 30, 2014

/s/ Victoria H. Bruni Victoria H. Bruni	Director	April 30, 2014

/s/ Cornelius E. Golding Cornelius E. Golding	Director	April 30, 2014

/s/ Donald O. Quest Donald O. Quest	Director	April 30, 2014

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	April 30, 2014