Form 10-Q
period 2014-03-31
HUDSON CITY BANCORP INC
filed 2014-05-09
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

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

As of May 5, 2014, the registrant had 528,741,020 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement with M&T could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our Strategic Plan (as defined below) in the event the Merger is further delayed or is not completed.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2014	December 31, 2013
(In thousands, except share and per share amounts)	(unaudited)

Assets:
Cash and due from banks	$105,116	$133,665
Federal funds sold and other overnight deposits	4,997,668	4,190,809

Total cash and cash equivalents	5,102,784	4,324,474
Securities available for sale:
Mortgage-backed securities	6,591,315	7,167,555
Investment securities	299,026	297,283
Securities held to maturity:
Mortgage-backed securities (fair value of $1,696,295 at March 31, 2014 and $1,888,823 at December 31, 2013)	1,599,578	1,784,464
Investment securities (fair value of $42,735 at March 31, 2014 and $42,727 at December 31, 2013)	39,011	39,011

Total securities	8,528,930	9,288,313
Loans	23,738,689	24,112,829
Net deferred loan costs	105,754	105,480
Allowance for loan losses	(265,732)	(276,097)

Net loans	23,578,711	23,942,212
Federal Home Loan Bank of New York stock	347,102	347,102
Foreclosed real estate, net	78,591	70,436
Accrued interest receivable	53,568	52,887
Banking premises and equipment, net	62,819	65,353
Goodwill	152,109	152,109
Other assets	326,012	364,468

Total Assets	$38,230,626	$38,607,354

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$20,396,905	$20,811,108
Noninterest-bearing	668,677	661,221

Total deposits	21,065,582	21,472,329
Repurchase agreements	6,150,000	6,950,000
Federal Home Loan Bank of New York advances	6,025,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	207,186	217,449

Total liabilities	33,447,768	33,864,778

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,447,289 and 528,419,170 shares outstanding at March 31, 2014 and December 31, 2013	7,415	7,415
Additional paid-in capital	4,746,646	4,743,388
Retained earnings	1,906,331	1,883,754
Treasury stock, at cost; 213,019,266 and 213,047,385 shares at March 31, 2014 and December 31, 2013	(1,711,906)	(1,712,107)
Unallocated common stock held by the employee stock ownership plan	(184,660)	(186,210)
Accumulated other comprehensive income, net of tax	19,032	6,336

Total shareholders’ equity	4,782,858	4,742,576

Total Liabilities and Shareholders’ Equity	$38,230,626	$38,607,354

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2014	2013

Interest and Dividend Income:
First mortgage loans	$253,139	$294,390
Consumer and other loans	2,278	2,705
Mortgage-backed securities held to maturity	11,211	23,996
Mortgage-backed securities available for sale	37,490	36,911
Investment securities held to maturity	585	585
Investment securities available for sale	794	2,398
Dividends on Federal Home Loan Bank of New York stock	4,156	4,208
Federal funds sold	2,886	872

Total interest and dividend income	312,539	366,065

Interest Expense:
Deposits	40,638	49,139
Borrowed funds	139,565	139,543

Total interest expense	180,203	188,682

Net interest income	132,336	177,383
Provision for Loan Losses	—	20,000

Net interest income after provision for loan losses	132,336	157,383

Non-Interest Income:
Service charges and other income	1,815	2,533
Gain on securities transactions, net	15,943	—

Total non-interest income	17,758	2,533

Non-Interest Expense:
Compensation and employee benefits	33,611	31,601
Net occupancy expense	9,711	8,810
Federal deposit insurance assessment	13,924	24,075
Other expense	22,467	16,769

Total non-interest expense	79,713	81,255

Income before income tax expense	70,381	78,661
Income Tax Expense	27,860	30,730

Net income	$42,521	$47,931

Basic Earnings Per Share	$0.09	$0.10

Diluted Earnings Per Share	$0.09	$0.10

Weighted Average Number of Common Shares Outstanding:
Basic	498,409,428	497,324,412
Diluted	498,409,428	497,364,942

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)

Net income	$42,521	$47,931
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax (expense) benefit of ($12,668) and $1,899 in 2014 and 2013, respectively	18,758	(2,749)
Reclassification adjustment for realized gains in net income, net of tax expense of $4,282 in 2014	(6,340)	—
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $328 and $739 for 2014 and 2013, respectively	476	1,070
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $135 and $123 in 2014 and 2013, respectively	(198)	(178)

Other comprehensive income (loss)	12,696	(1,857)

Total comprehensive income	$55,217	$46,074

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,743,388	4,730,105
Stock benefit plan expense	2,912	1,659
Tax benefit from stock plans	2	218
Allocation of ESOP stock	702	570
Common stock issued for vested deferred stock unit awards	(358)	—

Balance at end of period	4,746,646	4,732,552

Retained Earnings:
Balance at beginning of year	1,883,754	1,798,430
Net income	42,521	47,931
Dividends paid on common stock ($0.04 and $0.08 per share, respectively)	(19,944)	(39,795)
Exercise of stock options	—	(381)

Balance at end of period	1,906,331	1,806,185

Treasury Stock:
Balance at beginning of year	(1,712,107)	(1,713,895)
Purchase of vested stock awards surrendered for withholding taxes	(157)	—
Exercise of stock options	—	1,788
Common stock issued for vested deferred stock unit awards	358	—

Balance at end of period	(1,711,906)	(1,712,107)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(186,210)	(192,217)
Allocation of ESOP stock	1,550	1,502

Balance at end of period	(184,660)	(190,715)

Accumulated other comprehensive income(loss):
Balance at beginning of year	6,336	69,970
Other comprehensive income (loss), net of tax	12,696	(1,857)

Balance at end of period	19,032	68,113

Total Shareholders’ Equity	$4,782,858	$4,711,443

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$42,521	$47,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	17,435	29,921
Provision for loan losses	—	20,000
Gains on securities transactions, net	(15,943)	—
Share-based compensation, including committed ESOP shares	5,164	3,731
Deferred tax (expense) benefit	(10,081)	4,198
(Increase) decrease in accrued interest receivable	(681)	6,852
Decrease in other assets	40,704	374,271
Decrease in accrued expenses and other liabilities	(10,263)	(453)

Net Cash Provided by Operating Activities	68,856	486,451

Cash Flows from Investing Activities:
Originations of loans	(390,765)	(824,774)
Purchases of loans	(85,308)	—
Principal payments on loans	812,849	1,734,836
Principal collection of mortgage-backed securities held to maturity	82,113	266,873
Proceeds from sales of mortgage-backed securities held to maturity	107,734	—
Principal collection of mortgage-backed securities available for sale	309,048	613,540
Purchases of mortgage-backed securities available for sale	(41,428)	—
Proceeds from sales of mortgage-backed securities available for sale	327,523	—
Purchases of investment securities available for sale	—	(44)
Purchases of premises and equipment, net	(361)	(562)
Net proceeds from sale of foreclosed real estate	14,895	10,317

Net Cash Provided by Investment Activities	1,136,300	1,800,186

Cash Flows from Financing Activities:
Net decrease in deposits	(406,747)	(320,825)
Dividends paid	(19,944)	(39,795)
Purchase of vested stock awards surrendered for withholding taxes	(157)	—
Exercise of stock options	—	1,407
Tax benefit from stock plans	2	218

Net Cash Used in Financing Activities	(426,846)	(358,995)

Net Increase in Cash and Cash Equivalents	778,310	1,927,642

Cash and Cash Equivalents at Beginning of Year	4,324,474	827,968

Cash and Cash Equivalents at End of Period	$5,102,784	$2,755,610

Supplemental Disclosures:
Interest paid	$179,443	$190,556

Loans transferred to foreclosed real estate	$31,352	$32,059

Income tax payments	$4,110	$1,439

Income tax refunds	$170	$361,288

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

Hudson City Bancorp is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries. As a savings and loan holding company, Hudson City Bancorp is subject to the supervision and examination of the FRB. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the OCC.

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

The Merger Agreement, as amended by Amendment No. 1, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

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

Notes to Unaudited Consolidated Financial Statements

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

Notes to Unaudited Consolidated Financial Statements

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

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Hudson City Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Hudson City Bancorp’s 2013 Annual Report on Form 10-K.

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2014			2013
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
	(In thousands, except per share data)

Net income	$42,521			$47,931

Basic earnings per share:
Income available to common stockholders	$42,521	498,409	$0.09	$47,931	497,324	$0.10

Effect of dilutive common stock equivalents	—	—		—	41

Diluted earnings per share:
Income available to common stockholders	$42,521	498,409	$0.09	$47,931	497,365	$0.10

Excludes options to purchase 21,565,064 shares and 25,733,292 shares of the Company’s common stock which were outstanding for the quarters ended March 31, 2014 and 2013, respectively, as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.	Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at March 31, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)
March 31, 2014
Investment Securities:
United States government-sponsored enterprises debt	$298,290	$—	$(6,407)	$291,883
Equity securities	6,873	270	—	7,143

Total investment securities available for sale	$305,163	$270	$(6,407)	$299,026

Mortgage-backed securities:
GNMA pass-through certificates	$755,853	$18,993	$(987)	$773,859
FNMA pass-through certificates	3,539,568	52,161	(29,471)	3,562,258
FHLMC pass-through certificates	2,175,639	47,902	(5,510)	2,218,031
FHLMC and FNMA - REMICs	36,593	574	—	37,167

Total mortgage-backed securities available for sale	$6,507,653	$119,630	$(35,968)	$6,591,315

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$298,190	$—	$(7,996)	$290,194
Equity securities	6,873	216	—	7,089

Total investment securities available for sale	$305,063	$216	$(7,996)	$297,283

Mortgage-backed securities:
GNMA pass-through certificates	$788,504	$17,775	$(1,396)	$804,883
FNMA pass-through certificates	3,879,723	50,800	(39,800)	3,890,723
FHLMC pass-through certificates	2,396,085	46,300	(8,947)	2,433,438
FHLMC and FNMA - REMICs	38,220	291	—	38,511

Total mortgage-backed securities available for sale	$7,102,532	$115,166	$(50,143)	$7,167,555

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at March 31, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
	(In thousands)
March 31, 2014
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,724	$—	$42,735

Total investment securities held to maturity	$39,011	$3,724	$—	$42,735

Mortgage-backed securities:
GNMA pass-through certificates	$60,738	$2,349	$—	$63,087
FNMA pass-through certificates	367,674	23,972	(1)	391,645
FHLMC pass-through certificates	1,053,037	64,352	(1)	1,117,388
FHLMC and FNMA - REMICs	118,129	6,046	—	124,175

Total mortgage-backed securities held to maturity	$1,599,578	$96,719	$(2)	$1,696,295

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,716	$—	$42,727

Total investment securities held to maturity	$39,011	$3,716	$—	$42,727

Mortgage-backed securities:
GNMA pass-through certificates	$63,070	$2,260	$—	$65,330
FNMA pass-through certificates	402,848	25,103	(1)	427,950
FHLMC pass-through certificates	1,123,029	66,816	(1)	1,189,844
FHLMC and FNMA - REMICs	195,517	10,182	—	205,699

Total mortgage-backed securities held to maturity	$1,784,464	$104,361	$(2)	$1,888,823

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at March 31, 2014 and December 31, 2013, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2014

Held to maturity:
FNMA pass-through certificates	$—	$—	$94	$(1)	$94	$(1)
FHLMC pass-through certificates	316	(1)	—	—	316	(1)

Total temporarily impaired securities held to maturity	316	(1)	94	(1)	410	(2)

Available for sale:
United States government-sponsored enterprises debt	$291,883	$(6,407)	$—	$—	$291,883	$(6,407)
GNMA pass-through certificates	34,107	(987)	—	—	34,107	(987)
FNMA pass-through certificates	986,153	(29,471)	—	—	986,153	(29,471)
FHLMC pass-through certificates	422,534	(5,510)	—	—	422,534	(5,510)

Total temporarily impaired securities available for sale	1,734,677	(42,375)	—	—	1,734,677	(42,375)

Total	$1,734,993	$(42,376)	$94	$(1)	$1,735,087	$(42,377)

December 31, 2013

Held to maturity:
FNMA pass-through certificates	$—	$—	$65	$(1)	$65	$(1)
FHLMC pass-through certificates	166	(1)	—	—	166	(1)

Total temporarily impaired securities held to maturity	166	(1)	65	(1)	231	(2)

Available for sale:
United States government-sponsored enterprises debt	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)
GNMA pass-through certificates	35,971	(1,396)	—	—	35,971	(1,396)
FNMA pass-through certificates	1,478,488	(39,800)	—	—	1,478,488	(39,800)
FHLMC pass-through certificates	434,059	(8,947)	—	—	434,059	(8,947)

Total temporarily impaired securities available for sale	2,238,712	(58,139)	—	—	2,238,712	(58,139)

Total	$2,238,878	$(58,140)	$65	$(1)	$2,238,943	$(58,141)

The unrealized losses of our held to maturity and available-for-sale securities are primarily due to the changes in market interest rates subsequent to purchase. At March 31, 2014, a total of 73 securities were in an unrealized loss position (82 at December 31, 2013). We do not consider these investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the three months ended March 31, 2014.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at March 31, 2014, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market Value
	Mortgage-backed securities	Investment securities
	(In thousands)
March 31, 2014

Held to Maturity:
Due in one year or less	$18	$—	$18
Due after one year through five years	3,282	—	3,393
Due after five years through ten years	38,368	—	40,508
Due after ten years	1,557,910	39,011	1,695,111

Total held to maturity	$1,599,578	$39,011	$1,739,030

Available for Sale:
Due after one year through five years	$—	$298,290	$291,883
Due after five years through ten years	18,548	—	20,175
Due after ten years	6,489,105	—	6,571,141

Total available for sale	$6,507,653	$298,290	$6,883,199

Sales of mortgage-backed securities held-to-maturity amounted to $107.7 million for the three months ended March 31, 2014, resulting in a realized gain of $5.3 million. The sale of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance. There were no sales of mortgage-backed securities held-to-maturity for the three months ended March 31, 2013.

Sales of mortgage-backed securities available-for-sale amounted to $327.5 million for the three months ended March 31, 2014, resulting in a realized gain of $10.6 million. There were no sales of mortgage-backed securities available-for-sale for the three months ended March 31, 2013.

There were no sales of investment securities available-for-sale or held to maturity for both the three months ended March 31, 2014 and 2013, respectively. Gains and losses on the sale of all securities are determined using the specific identification method.

5.	Stock Repurchase Programs

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the three months ended March 31, 2014. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 16,272 shares for the three months ended March 31, 2014. There were no shares surrendered for withholding taxes for the three months ended March 31, 2013. As of March 31, 2014, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Unaudited Consolidated Financial Statements

6.	Loans and Allowance for Loan Losses

Loans at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$19,288,810	$19,518,912
Interest-only	3,489,064	3,648,732
FHA/VA	727,706	704,532
Multi-family and commercial	24,080	25,671
Construction	177	294

Total first mortgage loans	23,529,837	23,898,141

Consumer and other loans:
Fixed–rate second mortgages	83,232	86,079
Home equity credit lines	106,207	108,550
Other	19,413	20,059

Total consumer and other loans	208,852	214,688

Total loans	$23,738,689	$24,112,829

There were no loans held for sale at March 31, 2014 and December 31, 2013.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
March 31, 2014
Performing	$19,122,802	$3,365,526	$22,014	$—	$81,794	$102,180	$17,782	$22,712,098
Non-performing	893,714	123,538	2,066	177	1,438	4,027	1,631	1,026,591

Total	$20,016,516	$3,489,064	$24,080	$177	$83,232	$106,207	$19,413	$23,738,689

December 31, 2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
March 31, 2014
Pass	$19,016,932	$3,337,217	$14,819	$—	$81,290	$100,684	$16,535	$22,567,477
Special mention	111,427	16,218	976	—	201	339	41	129,202
Substandard	888,157	135,629	8,285	177	1,741	5,184	2,837	1,042,010

Total	$20,016,516	$3,489,064	$24,080	$177	$83,232	$106,207	$19,413	$23,738,689

December 31, 2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At March 31, 2014, approximately 84.6% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at March 31, 2014 and December 31, 2013 are $3.49 billion and $3.65 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $123.5 million and $135.2 million of non-performing interest-only one-to four-family residential mortgage loans at March 31, 2014 and December 31, 2013, respectively.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the Consumer Financial Protection Bureau’s (the “CFPB”) new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.6% of our one- to four-family first mortgage loans at March 31, 2014. Included in our loan portfolio at March 31, 2014 are $4.29 billion of amortizing reduced documentation loans and $782.2 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at March 31, 2014 include $193.6 million of amortizing reduced documentation loans and $41.9 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
At March 31, 2014
One- to four-family first mortgages:
Amortizing	$234,941	$130,747	$893,714	$1,259,402	$18,757,114	$20,016,516	$135,937
Interest-only	37,413	19,786	123,538	180,737	3,308,327	3,489,064	—
Multi-family and commercial mortgages	1,135	5,983	2,066	9,184	14,896	24,080	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:
Fixed-rate second mortgages	701	201	1,438	2,340	80,892	83,232	—
Home equity lines of credit	1,777	339	4,027	6,143	100,064	106,207	—
Other	30	41	1,631	1,702	17,711	19,413	—

Total	$275,997	$157,097	$1,026,591	$1,459,685	$22,279,004	$23,738,689	$135,937

At December 31, 2013
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At March 31, 2014		At December 31, 2013
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.4%	43.3%	42.5%	44.2%
New York	27.4	24.9	27.1	24.1
Connecticut	14.8	8.1	14.9	8.0

Total New York metropolitan area	84.6	76.3	84.5	76.3

Pennsylvania	4.9	2.5	4.9	2.4
Massachusetts	1.9	1.7	1.8	1.6
Virginia	1.8	2.3	1.8	2.3
Illinois	1.6	4.9	1.6	4.8
Maryland	1.6	4.6	1.7	4.7
All others	3.6	7.7	3.7	7.9

Total Outside New York metropolitan area	15.4	23.7	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$757,777	$770,641
One-to four-family interest-only loans	123,538	135,228
Multi-family and commercial mortgages	2,066	3,189
Construction loans	177	294
Fixed-rate second mortgages	1,438	1,412
Home equity lines of credit	4,027	3,895
Other loans	1,631	1,741

Total non-accrual loans	890,654	916,400
Accruing loans delinquent 90 days or more (1)	135,937	132,844

Total non-performing loans	$1,026,591	$1,049,244

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first quarter of 2014, if interest on all such loans had been recorded based upon original contract terms, amounted to approximately $14.4 million as compared to $15.9 million for the same period in 2013. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$116,261	$108,413
30-59 days	13,720	19,931
60-89 days	20,414	17,407
90 days or more	170,646	176,797

Total troubled debt restructurings	$321,041	$322,548

Notes to Unaudited Consolidated Financial Statements

The following table presents loan portfolio class modified as troubled debt restructurings at March 31, 2014 and December 31, 2013. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to four- family first mortgages:
Amortizing	909	$323,662	$279,979	933	$318,908	$281,481
Interest-only	57	35,024	31,436	55	35,226	31,564
Multi-family and commercial mortgages	2	7,029	7,029	2	7,029	7,029
Consumer and other loans	26	2,815	2,597	24	2,672	2,474

Total	994	$368,530	$321,041	1,014	$363,835	$322,548

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

March 31, 2014

One-to four-family amortizing loans	$279,979	$320,819	$—	$300,805	$1,770
One-to four-family interest-only loans	31,436	35,531	—	33,485	158
Multi-family and commercial mortgages	7,983	9,267	181	8,290	92
Construction loans	177	292	—	293	—
Consumer and other loans	2,480	2,597	117	2,612	26

Total	$322,055	$368,506	$298	$345,485	$2,046

December 31, 2013

One-to four-family amortizing loans	$281,481	$319,783	$—	$301,291	$7,013
One-to four-family interest-only loans	31,564	35,924	—	33,398	854
Multi-family and commercial mortgages	8,002	9,289	414	8,307	368
Construction loans	181	294	113	295	—
Consumer and other loans:	2,411	2,474	63	2,575	108

Total	$323,639	$367,764	$590	$345,866	$8,343

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended March 31,		For The Year Ended December 31,
	2014	2013	2013
	(In thousands)

Balance at beginning of year	$276,097	$302,348	$302,348

Charge-offs	(16,532)	(27,387)	(87,854)
Recoveries	6,167	6,132	25,103

Net charge-offs	(10,365)	(21,255)	(62,751)

Provision for loan losses	—	20,000	36,500

Balance at end of period	$265,732	$301,093	$276,097

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)

Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Provision for loan losses	(3)	5	2	(4)	—
Charge-offs	(16,016)	(230)	(115)	(171)	(16,532)
Recoveries	6,004	—	—	163	6,167

Net charge-offs	(10,012)	(230)	(115)	(8)	(10,365)

Balance at March 31, 2014	$261,246	$580	$—	$3,906	$265,732

Loan portfolio:
Balance at March 31, 2014
Individually evaluated for impairment	$311,415	$8,164	$177	$2,597	$322,353
Collectively evaluated for impairment	23,194,165	15,916	—	206,255	23,416,336
Allowance
Individually evaluated for impairment	$26,430	$181	$—	$117	$26,728
Collectively evaluated for impairment	234,816	399	—	3,789	239,004

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of March 31, 2014, approximately 84.6% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Illinois and Maryland, accounted for 4.9%, 1.9%, 1.8%, 1.6%, and 1.6%, respectively of total loans. The remaining 3.6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Notes to Unaudited Consolidated Financial Statements

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.5% at March 31, 2014 compared to 13.6% at December 31, 2013.

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $26.4 million at March 31, 2014.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Economic conditions in our primary market area continued to improve modestly during the first quarter of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

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

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the

Notes to Unaudited Consolidated Financial Statements

recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $10.4 million for the three months ended March 31, 2014 as compared to $21.3 million for the corresponding period in 2013.

7.	Borrowed Funds

Borrowed funds at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014		December 31, 2013
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

Securities sold under agreements to repurchase:
FHLB	$—	—%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,150,000	4.44	6,950,000	4.45

Advances from the FHLB	6,025,000	4.75	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$65,019		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Three Months Ended March 31, 2014	At or For the Year Ended December 31, 2013
	(Dollars in thousands)

Repurchase Agreements:
Average balance outstanding during the period	$6,656,667	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.43%	4.51%

FHLB Advances:
Average balance outstanding during the period	$5,518,333	$5,225,000

Maximum balance outstanding at any month-end during the period	$6,025,000	$5,225,000

Weighted average rate during the period	4.78%	4.84%

Notes to Unaudited Consolidated Financial Statements

At March 31, 2014, $5.73 billion of our borrowed funds may be put back to us at the discretion of the lender. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)

2014	$—	—%	$5,525,000	4.42%
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.39	—	—
2018	700,000	3.65	250,000	3.10
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	875,000	4.64

Total	$12,175,000	4.59%	$12,175,000	4.59%

During the first quarter of 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The modification resulted in an increase of six basis points in the weighted average cost of the borrowings that were modified.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status. On February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result of the U.S. District Court’s decision, we increased our reserve by $3.0 million to $6.9 million against the receivable balance at March 31, 2014.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $153.0 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

The first step (“Step 1”) used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. As a community-oriented bank, substantially all of the Company’s operations involve the delivery of loan and deposit products to

Notes to Unaudited Consolidated Financial Statements

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

We performed our annual goodwill impairment analysis as of June 30, 2013. We also perform interim impairment reviews if events, circumstances, or triggering events occur which may indicate that goodwill and other intangible assets may be impaired.

Based on the results of the goodwill impairment analyses we completed in 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2013.

We do not believe that any events, circumstances or triggering events occurred during the first quarter of 2014 which indicated goodwill and other intangible assets required reassessment. Accordingly, we did not perform an interim impairment review and did not recognize any impairment of goodwill or other intangible assets during the quarter ended March 31, 2014.

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

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at March 31, 2014 and December 31, 2013. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

Notes to Unaudited Consolidated Financial Statements

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.1 million at both March 31, 2014 and December 31, 2013 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

		Fair Value Measurements at March 31, 2014 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$6,591,315	$—	$6,591,315	$—
U.S. government-sponsored enterprises debt	291,883	—	291,883	—

Total available for sale debt securities	6,883,198	—	6,883,198	—

Available for sale equity securities:
Financial services industry	$7,143	$7,143	$—	$—

Total available for sale equity securities	7,143	7,143	—	—

Total available for sale securities	$6,890,341	$7,143	$6,883,198	$—

		Fair Value at December 31, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,167,555	$—	$7,167,555	$—
U.S. government-sponsored enterprises debt	290,194		290,194

Total available for sale debt securities	$7,457,749	$—	$7,457,749	$—

Available for sale equity securities:
Financial services industry	$7,089	$7,089	$—	$—

Total available for sale equity securities	7,089	7,089	—	—

Total available for sale securities	$7,464,838	$7,089	$7,457,749	$—

Assets that were measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $322.4 million and $324.2 million at March 31, 2014 and December 31, 2013, respectively. Based on this evaluation, we established an ALL of $298,000 and $590,000 for those same respective periods. There was no provision for loan losses related to these loans for the first three months of 2014 and 2013. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for

Notes to Unaudited Consolidated Financial Statements

impairment (but for which no impairment existed) resulted in an ALL of $26.4 million at March 31, 2014 and $25.0 million at December 31, 2013. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $78.6 million and $70.4 million at March 31, 2014 and December 31, 2013, respectively. During the first three months of 2014 and 2013, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $650,000 and $315,000, respectively. Write downs and net gains and losses on sale related to foreclosed real estate that were charged to non-interest expense amounted to a net gain of $78,000 and a net loss of $396,000 for those same respective periods.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

	Fair Value Measurements at March 31, 2014 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Impaired loans	$—	$—	$322,353	$(2,005)
Foreclosed real estate	—	—	78,591	78

	Fair Value Measurements at December 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)

Impaired loans	$—	$—	$324,229	$(3,100)
Foreclosed real estate	—	—	70,436	1,661

The following table provides a reconciliation of assets measured at fair value on a non-recurring basis at March 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(In thousands)
	Impaired Loans	Foreclosed Real Estate
Beginning balance at December 31, 2013	$324,229	$70,436
Net gains (losses)	(2,005)	78
Net transfers in	129	8,077

Ending balance at March 31, 2014	$322,353	$78,591

Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014.

	March 31, 2014
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
	(Dollars in thousands)

Impaired loans	$322,353	Net Present Value	Discount rate	Varies
		Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

Foreclosed real estate	78,591	Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

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

The estimated fair values of financial instruments are summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$105,116	$105,116	$133,665	$133,665
Federal funds sold and other overnight deposits	4,997,668	4,997,668	4,190,809	4,190,809
Investment securities held to maturity	39,011	42,735	39,011	42,727
Investment securities available for sale	299,026	299,026	297,283	297,283
Federal Home Loan Bank of New York stock	347,102	347,102	347,102	347,102
Mortgage-backed securities held to maturity	1,599,578	1,696,295	1,784,464	1,888,823
Mortgage-backed securities available for sale	6,591,315	6,591,315	7,167,555	7,167,555
Loans	23,578,711	24,834,283	23,942,212	25,245,987
Liabilities:
Deposits	21,065,582	21,177,062	21,472,329	21,590,537
Borrowed funds	12,175,000	13,754,033	12,175,000	13,621,332

10.	Postretirement Benefit Plans

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended March 31,
	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$1,130	$1,293	$246	$327
Interest cost	2,326	2,121	554	527
Expected return on assets	(3,609)	(3,244)	—	—
Amortization of:
Net loss	617	1,511	187	298
Unrecognized prior service cost	58	90	(391)	(391)

Net periodic benefit cost	$522	$1,771	$596	$761

We made no contributions to the pension plans during the first three months of 2014 or 2013.

11.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)

Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Other comprehensive income before reclassifications	18,758	—	18,758
Amounts reclassified from accumulated other comprehensive income (loss)	(6,340)	278	(6,062)

Other comprehensive income	12,418	278	12,696

Balance at March 31, 2014	$46,362	$(27,330)	$19,032

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(2,749)	—	(2,749)
Amounts reclassified from accumulated other comprehensive income	—	892	892

Other comprehensive (loss) income	(2,749)	892	(1,857)

Balance at March 31, 2013	$119,881	$(51,768)	$68,113

Notes to Unaudited Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Line Item in the Statement of Income
(In thousands)	For the Three Months Ended March 31,
	2014	2013

Securities available for sale:
Net realized gain on securities available for sale	$(10,622)	$—	Gain on securities transaction, net
Income tax expense	4,282	—	Income tax expense

Net of income tax expense	(6,340)	—

Postretirement benefit pension plans:
Amortization of prior service cost	$(333)	$(301)	(a)
Amortization of net actuarial loss	804	1,809	(a)

Total before income tax expense	471	1,508
Income tax benefit	(193)	(616)	Income tax expense

Net of income tax benefit	278	892

Total reclassifications	$(6,062)	$892

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

12.	Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Three Months Ended March 31,
	2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding at beginning of period	25,402,955	$13.02	27,775,857	$12.97
Exercised	—	—	(222,510)	6.32
Forfeited	(2,272,259)	12.20	(1,768,242)	13.06

Outstanding at end of period	23,130,696	$13.09	25,785,105	$13.02

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 had vesting periods ranging from one to five years and an expiration period of ten years. The

Notes to Unaudited Consolidated Financial Statements

remaining 17,052,500 shares had vesting periods ranging from two to three years if certain financial performance measures were met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 option grants”), have been met, so we have recorded compensation expenses for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are reflected as forfeitures in 2013 in the table above.

In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,618,932 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,308,513 will vest between April 2014 and July 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options vested in April 2012. The 2011 option grants have an expiration period of ten years. The performance measures for the 2011 Performance Options have been met and we have recorded compensation expense for those grants accordingly.

Compensation expense related to our outstanding stock options amounted to $262,000 for both the three months ended March 31, 2014 and 2013, respectively.

Stock Unit Awards

Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vested over a three-year period upon continued service through the annual vesting dates. Vested units will be settled in shares of our common stock following the director’s departure from the Board of Directors. Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.7 million, or stock units of 1,004,230 shares. 2011 stock unit awards to employees vested on continued service through the third anniversary of the awards, and will be settled in shares of our common stock on the third and sixth anniversaries of the awards. 2011 stock unit awards to directors vested on continued service through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors.

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,681 shares. The 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 974,528 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 718,826 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. Half of each VPU award is conditioned on the ranking of the total shareholder return of the Company’s common stock over the calendar years 2012 to 2014 against the total shareholder return of a peer group of 50 companies and the other half was conditioned on the Company’s attainment of return on tangible equity measures for the calendar year 2012. Based on the level of performance of each award, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met. Based on performance through December 31, 2012, the Company has determined that no more than 60.25% of the VPUs subject to the return on tangible equity condition may vest upon continued service through their vesting dates.

Notes to Unaudited Consolidated Financial Statements

The remaining 75,327 2012 stock unit awards, which were granted to outside directors, vested in April 2013 and will be settled upon the director’s resignation from the Board of Directors. Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices.

Stock unit awards were made in 2013 (the “2013 stock unit awards”) pursuant to the 2011 SIP for a total of $13.8 million, or stock units of 1,672,639 shares. The 2013 stock unit awards include 1,480,100 shares granted to employees in June 2013 that vests in annual installments, subject to continued service through January 1, 2014, 2015 and 2016 and the attainment of certain financial performance measures. The Committee specifically reserved its rights to reduce the number of shares covered by the 2013 stock unit awards to senior executives on or before certification of the performance goals if the Committee determined, in its discretion, that prevailing circumstances warrant such a reduction. The Committee exercised this discretion in the first quarter of 2014 resulting in the forfeiture of stock units representing 323,550 shares. The 2013 stock unit awards also include 138,800 shares which were granted in April 2013 and will vest in annual installments if service continues through April 2016. The remaining 53,739 stock unit awards, which were granted to outside directors, vested on continued service through April 2014 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Stock unit awards were made in March 2014 (the “2014 stock unit awards”) pursuant to the 2011 SIP for a total of $13.6 million, or stock units of 1,394,051 shares. The 2014 stock unit awards include 1,340,200 shares granted to employees in March 2014 that will vest in annual installments, subject to continued service through January 1, 2015, 2016 and 2017 and our achievement of certain financial performance measures. The remaining 53,851 stock unit awards, which were granted to outside directors, vest on continued service through March 2015 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Total compensation expense for stock unit awards amounted to $2.7 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

13.	Recent Accounting Pronouncements

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

Notes to Unaudited Consolidated Financial Statements

14.	Legal Matters

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first three months of 2014, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Despite an increase in market interest rates during 2013, market interest rates remained at historically low levels during the first three months of 2014 which provided limited opportunities for the reinvestment of payments received on our mortgage-related assets which account for 85.2% of our average interest-earning assets in the first quarter of 2014. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of overnight funds. Federal funds and other overnight deposits amounted to $5.1 billion, or 13.3%, of total assets at March 31, 2014. We believe that while carrying this level of overnight funds impacts our current earnings, it better positions us for future initiatives such as a balance sheet restructuring and the completion of the Merger. Our total assets decreased $376.7 million, or 1.0%, to $38.23 billion at March 31, 2014 from $38.61 billion at December 31, 2013.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted in its April 30, 2014 statement that economic activity has picked up recently after having slowed sharply during the winter in part because of adverse weather conditions. The FOMC noted that labor market indicators were mixed but have shown further improvement. Household spending appears to be rising more quickly than in recent months, but business fixed investment edged down while the recovery in the housing sector remained slow. The national unemployment rate decreased to 6.3% in April 2014 from 6.7% in December 2013 and 7.5% in March 2013.

The FOMC, in its most recent statement, decided to reduce the rate of purchases of agency mortgage-backed securities to $20.0 billion per month from $25.0 billion per month and to reduce purchases of longer-term Treasury securities to $25.0 billion per month from $30.0 billion per month. The FOMC has noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, promote a stronger economy and help to ensure that inflation, over time, is at the rate most consistent with the FOMC’s dual mandate regarding both inflation and unemployment. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the first quarter of 2014. The FOMC stated that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset program ends, taking into account a variety of factors including the unemployment rate and inflation.

Net interest income decreased $45.1 million, or 25.4%, to $132.3 million for the first quarter of 2014 from $177.4 million for the first quarter of 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and an increase in the already high average balance of Federal funds sold and other overnight deposits. Our interest rate spread decreased to 1.12% for the first quarter of 2014 as compared to 1.56% for the first quarter of 2013. Our net interest margin was 1.41% for the first quarter of 2014 as compared to 1.80% for the first quarter of 2013.

The decreases in our interest rate spread and net interest margin for the three months ended March 31, 2014 is primarily due to repayments of higher yielding assets due to the low interest rate environment and the increase in the average balance of Federal funds and other overnight deposits. The average yield earned on Federal funds and other overnight deposits was 0.25% for the three months ended March 31, 2014. The increase in the average balance of Federal funds and other overnight deposits was due primarily to the repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates. The large excess cash position, while negatively impacting our returns, better positions us for implementation of our strategic initiatives.

Mortgage-related assets represented 85.2% of our average interest-earning assets at March 31, 2014. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

There was no provision for loan losses for the quarter ended March 31, 2014, as compared to $20.0 million for the quarter ended March 31, 2013. The decrease in our provision for loan losses was due primarily to improving economic conditions, increasing home prices, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $40.3 million to $433.1 million at March 31, 2014 from $473.4 million at December 31, 2013. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.03 billion at March 31, 2014 as compared to $1.05 billion at December 31, 2013. The ratio of non-performing loans to total loans was 4.32% at March 31, 2014 compared with 4.35% at December 31, 2013. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged, especially in New York and New Jersey where 68.2% of our non-performing loans are located at March 31, 2014 as we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $17.8 million for the first quarter of 2014 as compared to $2.5 million for the first quarter of 2013. Included in non-interest income for the first quarter of 2014 was a $15.9 million gain on the sale of $419.3 million of mortgage-backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest expense decreased $1.6 million to $79.7 million for the first quarter of 2014 as compared to $81.3 million for the first quarter of 2013. This decrease was due to a $10.2 million decrease in Federal deposit insurance expense partially offset by a $5.7 million increase in other non-interest expense and a $2.0 million increase in compensation and benefits.

Net loans decreased $363.5 million to $23.58 billion at March 31, 2014 as compared to $23.94 billion at December 31, 2013. Our loan production (originations and purchases) was $476.1 million during the first quarter of 2014 offset by $812.8 million in principal repayments. Loan production declined during the first three months of 2014 which reflects our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. In addition, our loan production has been impacted by the new qualified mortgage regulations issued by the CFPB which went into effect in January 2014. We discontinued our reduced documentation loan program in January 2014 in order to comply with the CFPB’s new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. During 2013, 22% of our total loan production consisted of reduced documentation loans.

Total mortgage-backed securities decreased $761.1 million to $8.19 billion at March 31, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to security sales of $419.3 million and repayments of $391.2 million of mortgage-backed securities during the first quarter of 2014. These decreases were partially offset by purchases of $41.4 million of mortgage-backed securities issued by U.S. government-sponsored entities (“GSEs”) during the first quarter of 2014.

Total deposits amounted to $21.07 billion at March 31, 2014 as compared to $21.47 billion at December 31, 2013. The decrease in deposits was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when we are experiencing limited opportunities to reinvest at attractive yields the cash flows received from the repayments on mortgage-related assets.

Borrowings amounted to $12.18 billion at March 31, 2014 with an average cost of 4.59%, unchanged from December 31, 2013. There are no scheduled maturities through March 31, 2015.

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

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect a restructuring to result in a net loss and reduction of stockholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets decreased $376.7 million, or 1.0%, to $38.23 billion at March 31, 2014 from $38.61 billion at December 31, 2013. The decrease in total assets reflected a $761.1 million decrease in total mortgage-backed securities and a $363.5 million decrease in net loans, partially offset by a $778.3 million increase in cash and cash equivalents.

Total cash and cash equivalents increased $778.3 million to $5.10 billion at March 31, 2014 as compared to $4.32 billion at December 31, 2013. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us are creating more significant duration risk at relatively low yields despite the recent increase in rates. The large excess cash position, while negatively impacting our returns, better positions us for implementation of our strategic initiatives.

Net loans amounted to $23.58 billion at March 31, 2014 as compared to $23.94 billion at December 31, 2013. During the first quarter of 2014, our loan production (origination and purchases) amounted to $476.1 million as compared to $824.8 million for the same period in 2013. Loan production was offset by principal repayments of $812.8 million in the first quarter of 2014, as compared to $1.73 billion for the same period in 2013. Loan production declined during the first three months of 2014 as compared to the same period in 2013 which reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. In addition, loan production has been impacted by the new qualified mortgage regulations issued by CFPB. Effective in January 2014, we discontinued our reduced documentation loan program in order to comply with the new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage.” During 2013, 22% of our total loan production consisted of reduced documentation loans.

Our first mortgage loan production during the first quarter of 2014 was substantially all in one- to four-family mortgage loans. Approximately 80.0% of mortgage loan production for the first quarter of 2014 were variable-rate loans as compared to approximately 81.0% for the corresponding period in 2013. Fixed-rate mortgage loans accounted for 54.9% of our first mortgage loan portfolio at March 31, 2014 as compared to 55.4% at December 31, 2013.

Our ALL amounted to $265.7 million at March 31, 2014 and $276.1 million at December 31, 2013. Non-performing loans amounted to $1.03 billion, or 4.32% of total loans, at March 31, 2014 as compared to $1.05 billion, or 4.35% of total loans, at December 31, 2013.

Total mortgage-backed securities decreased $761.1 million to $8.19 billion at March 31, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to security sales of $419.3 million and repayments of $391.2 million of mortgage-backed securities during the first quarter of 2014. These decreases were partially offset by purchases of $41.4 million of mortgage-backed securities issued by GSEs during the first quarter of 2014.

Total liabilities decreased $417.0 million, or 1.2%, to $33.45 billion at March 31, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities primarily reflected a decrease in total deposits of $406.7 million, while total borrowed funds remained unchanged.

Total deposits decreased $406.7 million, or 1.9%, to $21.07 billion at March 31, 2014 from $21.47 billion at December 31, 2013. The decrease in total deposits reflected a $252.4 million decrease in our money market accounts and a $179.2 million decrease in our time deposits accounts. These decreases were partially offset by an increase in savings accounts of $28.1 million. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates allowing us to control deposit reductions at a time when there are limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. We had 135 banking offices at both March 31, 2014 and December 31, 2013.

Borrowings amounted to $12.18 billion at both March 31, 2014 and December 31, 2013. At March 31, 2014, we had $5.53 billion of borrowed funds with put dates within one year, including $3.13 billion that can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would likely not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity increased $40.3 million to $4.78 billion at March 31, 2014 from $4.74 billion at December 31, 2013. The increase was primarily due to net income of $42.5 million and a $12.7 million change in accumulated other comprehensive income, partially offset by cash dividends paid to common shareholders of $19.9 million.

Accumulated other comprehensive income amounted to $19.0 million at March 31, 2014 as compared to $6.3 million at December 31, 2013. This increase was due primarily to an increase in the net unrealized gain on securities available for sale at March 31, 2014 as compared to December 31, 2013.

As of March 31, 2014, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first quarter of 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At March 31, 2014, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At March 31, 2014, our shareholders’ equity to asset ratio was 12.51% compared with 12.28% at December 31, 2013. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.60 at March 31, 2014 and $9.52 at December 31, 2013. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.29 as of March 31, 2014 and $9.21 at December 31, 2013.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended March 31, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$23,538,424	$253,139	4.30%	$26,182,603	$294,390	4.50%
Consumer and other loans	212,098	2,278	4.30	245,687	2,705	4.40
Federal funds sold and other overnight deposits	4,629,158	2,886	0.25	1,677,616	872	0.21
Mortgage-backed securities at amortized cost	8,427,527	48,701	2.31	10,292,070	60,907	2.37
Federal Home Loan Bank stock	347,102	4,156	4.79	356,467	4,208	4.72
Investment securities, at amortized cost	344,351	1,379	1.60	452,367	2,983	2.64

Total interest-earning assets	37,498,660	312,539	3.33	39,206,810	366,065	3.73

Noninterest-earnings assets (2)	917,835			1,288,300

Total Assets	$38,416,495			$40,495,110

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$1,021,143	378	0.15	$961,884	602	0.25
Interest-bearing transaction accounts	2,195,612	1,560	0.29	2,273,146	2,135	0.38
Money market accounts	5,054,582	2,473	0.20	6,460,700	5,586	0.35
Time deposits	12,314,050	36,227	1.19	12,959,500	40,816	1.28

Total interest-bearing deposits	20,585,387	40,638	0.80	22,655,230	49,139	0.88

Repurchase agreements	6,656,667	73,647	4.43	6,950,000	77,054	4.43
Federal Home Loan Bank of New York advances	5,518,333	65,918	4.78	5,225,000	62,489	4.78

Total borrowed funds	12,175,000	139,565	4.59	12,175,000	139,543	4.58

Total interest-bearing liabilities	32,760,387	180,203	2.21	34,830,230	188,682	2.17

Noninterest-bearing liabilities:
Noninterest-bearing deposits	651,298			631,174
Other noninterest-bearing liabilities	218,175			299,017

Total noninterest-bearing liabilities	869,473			930,191

Total liabilities	33,629,860			35,760,421
Shareholders’ equity	4,786,635			4,734,689

Total Liabilities and Shareholders’ Equity	$38,416,495			$40,495,110

Net interest income/net interest rate spread (3)		$132,336	1.12		$177,383	1.56

Net interest-earning assets/net interest margin (4)	$4,738,273		1.41%	$4,376,580		1.80%

Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.13x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $ 50.2 million and $ 111.8 million for the quarters ended March 31, 2014 and 2013, respectively.
(3)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(4)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $42.5 million for the first quarter of 2014 as compared to $47.9 million for the first quarter of 2013. Both basic and diluted earnings per common share were $0.09 for the first quarter of 2014 as compared to both basic and diluted earnings per share of $0.10 for the first quarter of 2013. For the first quarter of 2014, our annualized return on average shareholders’ equity was 3.55% as compared to 4.05% for the corresponding period in 2013. Our annualized return on average assets for the first quarter of 2014 was 0.44% as compared to 0.47% for the first quarter of 2013. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the first quarter of 2014.

Interest and Dividend Income. Total interest and dividend income for the first quarter of 2014 decreased $53.6 million, or 14.6%, to $312.5 million from $366.1 million for the first quarter of 2013. The decrease in total interest and dividend income was due to a $1.71 billion decrease in the average balance of total interest-earning assets during the first quarter of 2014 to $37.50 billion from $39.21 billion for the first quarter of 2013 as well as a 40 basis points decrease in the annualized weighted-average yield on total interest-earning assets. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during 2013 and the first quarter of 2014 as a result of the low interest rate environment and our decision not to reinvest these cash flows in low-yielding, long-term assets. The annualized weighted-average yield on total interest-earning assets was 3.33% for the first quarter of 2014 as compared to 3.73% for the first quarter of 2013. The decrease in the annualized weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.95 billion increase in the average balance of Federal funds sold and other overnight deposits to $4.63 billion which had an average yield of 0.25% during the first quarter of 2014.

Interest on first mortgage loans decreased $41.3 million, or 14.0%, to $253.1 million for the first quarter of 2014 from $294.4 million for the first quarter of 2013. The decrease in interest on first mortgage loans was primarily due to a $2.64 billion decrease in the average balance of first mortgage loans to $23.54 billion for the first quarter of 2014 from $26.18 billion for the same quarter in 2013. The decrease in interest income on first mortgage loans was also due to a 20 basis point decrease in the annualized weighted-average yield to 4.30% for the first quarter of 2014 from 4.50% for the first quarter of 2013.

The decrease in the average yield earned on first mortgage loans for the first quarter of 2014 as compared to the first quarter of 2013 was due to mortgage refinancing activity during 2013 and the rates on newly originated mortgage loans which have been below the average yield on our portfolio, reflecting overall low market rates during 2013. Consequently, the average yield on our loan portfolio continued to decline during the first quarter of 2014. The low interest rate environment over the last several years resulted in elevated levels of mortgage refinancing activity. This refinancing activity slowed significantly during the first quarter of 2014 but continued to exceed the amount of loan production which also decreased. As a result, the average balance of our first mortgage loans continued to decline. During the first quarter of 2014, our loan production (origination and purchases) amounted to $476.1 million as compared to $824.8 million for the same period in 2013. Principal repayments amounted to $812.8 million in the first quarter of 2014, as compared to $1.73 billion for the same period in 2013. The decrease in loan production reflects our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment. In addition the CFPB’s new qualified mortgage regulations, which went into effect in January 2014, also impacted our loan production during the first quarter of 2014.

Interest on consumer and other loans decreased $427,000 to $2.3 million for the first quarter of 2014 from $2.7 million for the first quarter of 2013 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $33.6 million to $212.1 million for the first quarter of 2014 from $245.7 million for the first quarter of 2013 and the average yield earned decreased 10 basis points to 4.30% from 4.40% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $12.2 million to $48.7 million for the first quarter of 2014 from $60.9 million for the first quarter of 2013. This decrease was due primarily to a $1.86 billion decrease in the average balance of mortgage-backed securities to $8.43 billion for the first quarter of 2014 from $10.29 billion for the first quarter of 2013. The decrease in interest on mortgage-backed securities was also due to a 6 basis point decrease in the annualized weighted-average yield to 2.31% for the first quarter of 2014 from 2.37% for the first quarter of 2013.

The decrease in the average yield earned on mortgage-backed securities during the first quarter of 2014 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this low interest rate environment. The decrease in the average balance of mortgage-backed securities during this same period was due to sales of mortgage-backed securities as well as principal repayments during 2013 and the first quarter of 2014. During the first quarter of 2014, we sold $419.3 million of mortgage-backed securities to realize gains that would likely decrease as market interest rates increase and as the outstanding principal balance of these securities decreases due to repayments.

Interest on investment securities decreased $1.6 million to $1.4 million for the first quarter of 2014 as compared to $3.0 million for the first quarter of 2013. This decrease was due to a 104 basis point decrease in the annualized weighted-average yield to 1.60% for the first quarter of 2014 from 2.64% for the first quarter of 2013. The decrease in the average yield earned reflects current market interest rates. This decrease in interest on investment securities was also due to a $108.0 million decrease in the average balance of investment securities to $344.4 million for the first quarter of 2014 from $452.4 million for the first quarter of 2013. The decrease in the average balance of investment securities was primarily due to the sale of corporate bonds with an amortized cost of $405.7 million partially offset by purchases of $298.0 million of investment securities during 2013.

Interest on Federal funds sold and other overnight deposits amounted to $2.9 million for the first quarter of 2014 as compared to $872,000 for the first quarter of 2013. The increase in interest income on Federal funds sold and other overnight deposits was primarily due to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $4.63 billion for the first quarter of 2014 as compared to $1.68 billion for the first quarter of 2013. The yield earned on Federal funds sold and other overnight deposits was 0.25% for the 2014 first quarter and 0.21% for the 2013 first quarter.

The increase in the average balance of Federal funds sold and other overnight deposits for the first quarter of 2014 as compared to the first quarter of 2013 was due primarily to the elevated levels of repayments on mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. Total interest expense for the quarter ended March 31, 2014 decreased $8.5 million, or 4.5%, to $180.2 million from $188.7 million for the quarter ended March 31, 2013. This decrease was primarily due to a $2.07 billion, or 5.9%, decrease in the average balance of total interest-bearing liabilities to $32.76 billion for the quarter ended March 31, 2014 from $34.83 billion for the quarter ended March 31, 2013. The annualized weighted-average cost of total interest-bearing liabilities was 2.21% for the quarter ended March 31, 2014 as compared to 2.17% for the quarter ended March 31, 2013. The decrease in the average balance of total interest-bearing liabilities was due to a $2.07 billion decrease in the average balance of total deposits.

Interest expense on deposits decreased $8.5 million, or 17.3%, to $40.6 million for the first quarter of 2014 from $49.1 million for the first quarter of 2013. The decrease is primarily due to the decline in the average cost of interest-bearing deposits of 8 basis points to 0.80% for the first quarter of 2014 from 0.88% for the first quarter of 2013. This decrease was also due to a $2.07 billion decrease in the average balance of interest-bearing deposits to $20.59 billion for the first quarter of 2014 from $22.66 billion for the first quarter of 2013.

Interest expense on time deposits decreased $4.6 million to $36.2 million for the first quarter of 2014 from $40.8 million for the first quarter of 2013. This was due primarily to a decrease of $645.5 million in the average balance of time deposit accounts to $12.31 billion for the first quarter of 2014 from $12.96 billion in the first quarter of 2013. In addition, the average cost of time deposits decreased 9 basis points to 1.19% for the first quarter of 2014 as compared to 1.28% for the first quarter of 2013.

Interest expense on money market accounts decreased $3.1 million to $2.5 million for the first quarter of 2014 from $5.6 million for the first quarter of 2013. This was due primarily to a decrease of $1.41 billion in the average balance of money market accounts to $5.05 billion for the first quarter of 2014 as compared to $6.46 billion for the first quarter of 2013. In addition, the annualized weighted-average cost decreased 15 basis points to 0.20% for the first quarter of 2014 from 0.35% for the first quarter of 2013.

The decrease in the average cost of deposits for the first quarter of 2014 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on borrowed funds increased slightly to $139.6 million for the first quarter of 2014 from $139.5 million for the first quarter of 2013. Borrowings amounted to $12.18 billion at March 31, 2014 with an average cost of 4.59%. There are no scheduled maturities for 2014. During the first quarter of 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The modification resulted in an increase of six basis points in the weighted average cost of the borrowings that were modified.

Borrowings amounted to $12.18 billion at March 31, 2014 with an average cost of 4.59%. There are no scheduled maturities through March 31, 2015.

At March 31, 2014 we had $5.53 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $45.1 million, or 25.4%, to $132.3 million for the first quarter of 2014 from $177.4 million for the first quarter of 2013. The decrease in net interest income reflects the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and an increase in the already high average balance of Federal funds sold and other overnight deposits. Our interest rate spread decreased to 1.12% for the first quarter of 2014 as compared to 1.56% for the first quarter of 2013. Our net interest margin was 1.41% for the first quarter of 2014 as compared to 1.80% for the first quarter of 2013.

The decreases in our interest rate spread and net interest margin for the first quarter of 2014 as compared to the first quarter of 2013 are primarily due to repayments of higher yielding assets due to the low interest rate environment and a $2.95 billion increase in the average balance of Federal funds and other overnight deposits, which yielded 0.25% during this same period. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. The was no provision for loan losses for the quarter ended March 31, 2014 as compared to $20.0 million for the quarter ended March 31, 2013. The ALL amounted to $265.7 million at March 31, 2014 and $276.1 million at December 31, 2013. The decrease in the provision for loan losses for the quarter ended March 31, 2014 is due primarily to improving home prices and economic conditions in our lending market areas, a decrease in the size of the loan portfolio, a decrease in net charge-offs and a decrease in the amount of both non-performing loans and early stage delinquencies. We did not record a provision for loan losses during the first quarter of 2014 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first quarter of 2014, the average LTV ratio for our first mortgage loan originations was 58.7%. The weighted average LTV ratio for our one-to four-family mortgage loan portfolio was 58.9% at March 31, 2014, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the first quarter of 2014, we concluded that home values in our primary lending markets have increased approximately 7.0% since the first quarter of 2013.

Economic conditions in our primary market area continued to improve modestly during the first quarter of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains at elevated levels. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.03 billion at March 31, 2014 as compared to $1.05 billion at December 31, 2013 and $1.14 billion at March 31, 2013. Non-performing loans at March 31, 2014 included $1.02 billion of one- to four-family first mortgage loans as compared to $1.04 billion at December 31, 2013 and $1.12 billion at March 31, 2013. The ratio of non-performing loans to total loans was 4.32% at March 31, 2014 as compared to 4.35% at both December 31, 2013 and March 31, 2013. Loans delinquent 30 to 59 days amounted to $276.0 million at March 31, 2014 as compared to $311.9 million at December 31, 2013 and $372.0 million at March 31, 2013. Loans delinquent 60 to 89 days amounted to $157.1 million at March 31, 2014 as compared to $161.5 million at December 31, 2013 and

$188.8 million at March 31, 2013. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $40.3 million to $433.1 million at March 31, 2014 from $473.4 million at December 31, 2013 and decreased $127.7 million from $560.8 million at March 31, 2013. Foreclosed real estate amounted to $78.6 million at March 31, 2014 as compared to $70.4 million at December 31, 2013, and $63.7 million at March 31, 2013. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values during the recent economic recession, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At March 31, 2014, the ratio of the ALL to non-performing loans was 25.88% as compared to 26.31% at December 31, 2013 and 26.50% at March 31, 2013. The ratio of the ALL to total loans was 1.12% at March 31, 2014 as compared to 1.15% at both December 31, 2013 and March 31, 2013. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries amounted to $10.4 million for the first quarter of 2014 as compared to $21.3 million for the first quarter of 2013. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $78,000 for the first quarter of 2014 as compared to a net loss of $396,000 for the first quarter of 2013. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate, calculated without regard for previous charge-offs and write-downs, was 15% for the three months ended March 31, 2014 as compared to 22% for the three months ended March 31, 2013.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at March 31, 2014, 84.6% of our loan portfolio and 76.3% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.5% at March 31, 2014 compared to 13.6% at December 31, 2013.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first quarter of 2014. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at March 31, 2014 was 58.9%, using the appraised value of the collateral property at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76.3% of our non-performing loans were located at March 31, 2014, by approximately 20% from the peak of the market in 2006 through January 2014 and by 19% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 75.4% at March 31, 2014 using appraised values at the time of origination. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $10.4 million for the first quarter of 2014 as compared to net charge-offs of $21.3 million for the first quarter of 2013. Net charge-offs as a percentage of average loans was 0.18% for the quarter ended March 31, 2014 as compared to 0.32% for the quarter ended March 31, 2013.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey where 68.2% of our non-performing loans are located. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

At March 31, 2014 and December 31, 2013, commercial and construction loans evaluated for impairment amounted to $8.3 million and $8.7 million, respectively. Based on this evaluation, we established an ALL of $181,000 for these loans classified as impaired at March 31, 2014 compared to $527,000 at December 31, 2013.

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

Non-Interest Income. Total non-interest income was $17.8 million for the first quarter of 2014 as compared to $2.5 million for the first quarter of 2013. Included in non-interest income for the first quarter of 2014 was a $15.9 million gain on the sale of $419.3 million of mortgage-backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense decreased $1.6 million to $79.7 million for the first quarter of 2014 as compared to $81.3 million for the first quarter of 2013. This decrease was due to a $10.2 million decrease in Federal deposit insurance expense partially offset by a $5.7 million increase in other non-interest expense and a $2.0 million increase in compensation and benefits.

Compensation and employee benefit costs increased $2.0 million, or 6.3%, to $33.6 million for the first quarter of 2014 as compared to $31.6 million for the same period in 2013. The increase in compensation and employee benefit costs is primarily due to increases of $1.9 million in stock benefit plan expense and $950,000 in medical plan expenses partially offset by a $1.6 million decrease in postretirement benefit costs. The increase in stock benefit plan expense was due primarily to an increase in the market price of our common stock. At March 31, 2014, we had 1,535 full-time equivalent employees as compared to 1,580 at March 31, 2013.

For the quarter ended March 31, 2014, Federal deposit insurance expense decreased $10.2 million, or 42.2%, to $13.9 million from $24.1 million for the quarter ended March 31, 2013. The decrease in Federal deposit insurance expense for the quarter ended March 31, 2014 is primarily due to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Other non-interest expense increased $5.7 million to $22.5 million for the quarter ended March 31, 2014 as compared to $16.8 million for the first quarter of 2013. This increase was due primarily to a $3.0 million write-down in the receivable related to the Lehman Brothers, Inc. liquidation, an increase of $2.2 million in professional service fees, and an increase of $1.6 million in foreclosed real estate expenses.

The increase in professional service fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well the use of consultants to supplement staffing during the pendency of the Merger.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The Trustee for the liquidation of Lehman Brothers, Inc. notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status. On February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result of the U.S. District Court’s decision, we increased our reserve by $3.0 million to $6.9 million against the receivable balance at March 31, 2014.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $78,000 for the first quarter of 2014 as compared to net losses of $396,000 for the first quarter of 2013. We sold 46 properties during the first quarter of 2014 and had 235 properties in foreclosed real estate with a carrying value of $78.6 million, 24 of which were under contract to sell as of March 31, 2014. For the first quarter of 2013, we sold 33 properties and had 168 properties in foreclosed real estate with a carrying value of $63.7 million, of which 55 were under contract to sell as of March 31, 2013. At March 31, 2014, 128 loans were scheduled for foreclosure sale as compared to 120 loans at March 31, 2013.

Income Taxes. Income tax expense amounted to $27.9 million for the first quarter of 2014 compared with an income tax expense of $30.7 million for the same quarter in 2013. Our effective tax rate for the first quarter of 2014 was 39.58% compared with 39.07% for the first quarter of 2013.

On March 31, 2014, New York tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget that will generally become effective on January 1, 2015. Portions of the new legislation will result in significant changes in the method of calculation of income taxes for banks and thrifts operating in New York State, including changes to (1) future period tax rates and (2) rules related to the sourcing of revenue. At this time, we expect the changes to the New York tax code will cause our effective tax rate to increase. The amount of such increase will depend on the amount of our revenues that are sourced to New York State under the new legislation, which can be expected to fluctuate over time. The changes in the tax code had an immaterial effect on the carrying value of the Company’s net deferred tax asset at March 31, 2014.

Asset Quality

Credit Quality

Historically, our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties. Our lending market areas generally consist of those states that are east of the Mississippi River and as far south as South Carolina. Loans located outside of the New York metropolitan area were part of our loan purchases. Our loan purchase activity has declined significantly as sellers from whom we have historically purchased loans are either retaining these loans in their portfolios or selling them to the GSEs.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

First mortgage loans:
One- to four-family:
Amortizing	$19,288,810	81.25%	$19,518,912	80.95%
Interest-only	3,489,064	14.70	3,648,732	15.13
FHA/VA	727,706	3.07	704,532	2.92
Multi-family and commercial	24,080	0.10	25,671	0.11
Construction	177	—	294	0.00

Total first mortgage loans	23,529,837	99.12	23,898,141	99.11

Consumer and other loans
Fixed-rate second mortgages	83,232	0.35	86,079	0.36
Home equity credit lines	106,207	0.45	108,550	0.45
Other	19,413	0.08	20,059	0.08

Total consumer and other loans	208,852	0.88	214,688	0.89

Total loans	23,738,689	100.00%	24,112,829	100.00%

Deferred loan costs	105,754		105,480
Allowance for loan losses	(265,732)		(276,097)

Net loans	$23,578,711		$23,942,212

At March 31, 2014, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 54.9% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at March 31, 2014 are interest-only loans of approximately $3.49 billion, or 14.7% of total loans, as compared to $3.65 billion, or 15.1% of total loans, at December 31, 2013. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $123.5 million, or 12.0% of non-performing loans at March 31, 2014 as compared to non-performing interest-only loans of $135.2 million, or 12.9% of non-performing loans at December 31, 2013.

In addition to our full documentation loan program, prior to January 2014, we originated and purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We required applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and requested income, asset and credit history information from the borrower. Additionally, we verified asset holdings and obtained credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories generally did not qualify for the reduced documentation processing, although delinquencies that were adequately explained did not prohibit processing as a reduced documentation loan. We reserved the right to verify income and required asset verification, but on a case by case basis we elected to not verify or corroborate certain income information. Reduced documentation loans represent 21.6% of our one- to four-family first mortgage loans at March 31, 2014 and 21.3% at December 31, 2013. Included in our loan portfolio at March 31, 2014 are $4.29 billion of amortizing reduced documentation loans and $782.2 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at March 31, 2014 include $193.6 million of amortizing reduced documentation loans and $41.9 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013. Beginning in January 2014, we only originate loans that meet the CFPB’s requirements of a “qualified mortgage”, except we may continue to originate interest only loans, subject to our compliance with the ability to repay provisions of the rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for “qualified mortgages”.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At March 31, 2014		At December 31, 2013
	Total loans	Non-performing Loans	Total loans	Non-performing Loans

New Jersey	42.4%	43.3%	42.5%	44.2%
New York	27.4	24.9	27.1	24.1
Connecticut	14.8	8.1	14.9	8.0

Total New York metropolitan area	84.6	76.3	84.5	76.3

Pennsylvania	4.9	2.5	4.9	2.4
Massachusetts	1.9	1.7	1.8	1.6
Virginia	1.8	2.3	1.8	2.3
Illinois	1.6	4.9	1.6	4.8
Maryland	1.6	4.6	1.7	4.7
All others	3.6	7.7	3.7	7.9

Total outside New York metropolitan area	15.4	23.7	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
One-to four-family amortizing loans	$757,777	$770,641
One-to four-family interest-only loans	123,538	135,228
Multi-family and commercial mortgages	2,066	3,189
Construction loans	177	294
Consumer and other loans	7,096	7,048

Total non-accrual loans	890,654	916,400
Accruing loans delinquent 90 days or more (1)	135,937	132,844

Total non-performing loans	1,026,591	1,049,244
Foreclosed real estate, net	78,591	70,436

Total non-performing assets	$1,105,182	$1,119,680

Non-performing loans to total loans	4.32%	4.35%
Non-performing assets to total assets	2.89	2.90

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing and reverse accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $6.1 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first quarter of 2014 for which we discontinued accruing and reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans at March 31, 2014 and December 31, 2013:

	30-59 Days		60-89 Days		90 Days or More
At March 31, 2014	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	628	$211,262	341	$122,562	2,323	$757,777
Interest-only	45	37,413	24	19,786	212	123,538
FHA/VA first mortgages	137	23,679	45	8,185	568	135,937
Multi-family and commercial mortgages	5	1,135	1	5,983	4	2,066
Construction loans	—	—	—	—	1	177
Consumer and other loans	34	2,508	13	581	77	7,096

Total	849	$275,997	424	$157,097	3,185	$1,026,591

Delinquent loans to total loans		1.16%		0.66%		4.32%

At December 31, 2013
One- to four- family first mortgages:
Amortizing	728	$246,435	327	$118,947	2,366	$770,641
Interest-only	51	34,277	29	21,283	235	135,228
FHA/VA first mortgages	153	27,868	73	13,963	559	132,844
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189
Construction loans	—	—	—	—	1	294
Consumer and other loans	36	1,931	18	1,337	68	7,048

Total	972	$311,894	448	$161,513	3,233	$1,049,244

Delinquent loans to total loans		1.29%		0.67%		4.35%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$116,261	$108,413
30-59 days	13,720	19,931
60-89 days	20,414	17,407
90 days or more	170,646	176,797

Total troubled debt restructurings	$321,041	$322,548

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

The following table presents loan portfolio class modified as troubled debt restructurings. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts as of the dates indicated:

	March 31, 2014			December 31, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
				(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	909	$323,662	$279,979	933	$318,908	$281,481
Interest-only	57	35,024	31,436	55	35,226	31,564
Multi-family and commercial mortgages	2	7,029	7,029	2	7,029	7,029
Consumer and other loans	26	2,815	2,597	24	2,672	2,474

Total	994	$368,530	$321,041	1,014	$363,835	$322,548

Foreclosed real estate amounted to $78.6 million and $70.4 million at March 31, 2014 and December 31, 2013, respectively. During the first three months of 2014 we sold 46 properties as compared to 33 properties during the first three months of 2013. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $78,000 for the first quarter of 2014 as compared to a net loss of $396,000 for the comparable period in 2013. Holding costs associated with foreclosed real estate amounted to $4.2 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2014	2013	2013
	(Dollars in thousands)

Balance at beginning of period	$276,097	$302,348	$302,348

Provision for loan losses	—	20,000	36,500
Charge-offs:
First mortgage loans	(16,361)	(27,139)	(87,288)
Consumer and other loans	(171)	(248)	(566)

Total charge-offs	(16,532)	(27,387)	(87,854)
Recoveries	6,167	6,132	25,103

Net charge-offs	(10,365)	(21,255)	(62,751)

Balance at end of period	$265,732	$301,093	$276,097

Allowance for loan losses to total loans	1.12%	1.15%	1.15%
Allowance for loan losses to non-performing loans	25.88	26.50	26.31
Net charge-offs as a percentage of average loans	0.18	0.32	0.24

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At March 31, 2014		At December 31, 2013
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)

First mortgage loans:
One- to four-family	$261,246	99.02%	$271,261	99.00%
Other first mortgages	580	0.10	918	0.11

Total first mortgage loans	261,826	99.12	272,179	99.11

Consumer and other loans	3,906	0.88	3,918	0.89

Total allowance for loan losses	$265,732	100.00%	$276,097	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposits and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $476.1 million during the first three months of 2014 as compared to $824.8 million during the first three months of 2013. Principal repayments on loans amounted to $812.8 million and $1.73 billion for those same respective periods. At March 31, 2014, commitments to originate and purchase mortgage loans amounted to $137.3 million and $140,000 respectively, as compared to $365.0 million and $140,000 respectively, at March 31, 2013.

Purchases of mortgage-backed securities during the three months ended March 31, 2014 were $41.4 million. There were no purchases of mortgage-backed securities during the three months ended March 31, 2013. Principal repayments on mortgage-backed securities amounted to $391.2 million for the three months ended March 31, 2014 as compared to $880.4 million for the three months ended March 31, 2013. Proceeds from sales of mortgage-backed securities during the three months ended March 31, 2014 were $435.3 million. There were no sales of mortgage-backed securities during the three months ended March 31, 2013.

At March 31, 2014, mortgage-backed securities and investment securities with an amortized cost of $7.03 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $1.42 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first quarter of 2014, we had no purchases or redemptions of FHLB common stock.

During the first three months of 2014, total cash and cash equivalents increased $778.3 million to $5.10 billion. The increase in total cash and cash equivalents was due primarily to the repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields despite the recent increase in rates. The large excess cash position, while negatively impacting our returns, better positions us for implementation of our strategic initiatives.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $406.7 million during the first quarter of 2014 as compared to a decrease of $320.8 million for the first quarter of 2013. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We maintained our deposit rates at low levels during the first three months of 2014 to continue our balance sheet reduction. At March 31, 2014, time deposits scheduled to mature within one year totaled $6.90 billion with an average cost of 0.89%. These time deposits are scheduled to mature as follows: $2.93 billion with an average cost of 0.62% in the second quarter of 2014, $1.93 billion with an average cost of 0.73% in the third quarter of 2014, $1.04 billion with an average cost of 1.34% in the fourth quarter of 2014 and $1.00 billion with an average cost of 1.49% in the first quarter of 2015.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $5.73 billion at March 31, 2014, including $5.53 billion with put dates within one year. These structured putable borrowings consist of $2.40 billion of one-time putable borrowings and $3.33 billion of quarterly putable borrowings. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $6.45 billion with a weighted-average rate of 4.76%. There are no scheduled maturities through March 31, 2015.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. However, any such transaction will likely not occur before the second half of 2014. Similar to the 2011 restructuring transactions, we expect a restructuring to result in a net loss and reduction of stockholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

At March 31, 2014 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our liquidity management process is structured to meet our daily funding needs and to cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during the first quarter of 2014 were $19.9 million as compared to $39.8 million for the first quarter of 2013. We did not purchase any of our common shares during the first quarter ended March 31, 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At March 31, 2014, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At March 31, 2014, Hudson City Bancorp had total cash and due from banks of $135.3 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At March 31, 2014, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.03%, 11.03% and 26.10%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

Pursuant to the Reform Act, we will become subject to new minimum capital requirements. In July 2013, the Agencies issued rules that will subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards, add a new common equity Tier 1 risk-based capital ratio and add an additional common equity Tier 1 capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets will be phased in to allow banking organizations to meet the new capital standards, with the initial provisions effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. We are continuing to review and prepare for the impact that the Reform Act, Basel III capital standards and related rulemaking will have on our business, financial condition and results of operations. For additional information, see Part II, Item 1A, “Risk Factors,” in our December 31, 2013 Form 10-K.

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

The following table reports the amounts of our contractual obligations as of March 31, 2014.

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
			(In thousands)
Mortgage loan originations	$137,304	$137,304	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	—	4,350,000	2,825,000	5,000,000
Operating leases	141,385	10,637	21,021	20,193	89,534

Total	$12,453,829	$148,081	$4,371,021	$2,845,193	$5,089,534

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $152.2 million, $157,000, and $2.3 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Critical Accounting Policies

Note 2 to our Audited Consolidated Financial Statements, included in our 2013 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at March 31, 2014. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at March 31, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At March 31, 2014, approximately 84.6% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Illinois and Maryland, accounted for 4.9%, 1.9%, 1.8%, 1.6% and 1.6%, respectively of total loans. The remaining 3.6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and the potential for future declines in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first three months of 2014. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards in accordance with ASC 718-10. We made annual grants of performance-based stock options and stock unit awards that vest if certain financial performance measures are met. In accordance with ASC 718-10-30-6, we assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met. This probability assessment is subjective in nature and may change over the assessment period for the performance measures. We made grants of stock units in 2012 for which the sizes of the awards depended in part on market conditions based on the performance of our common stock. In accordance with ASC 718-10-30-15, we include the impact of these market conditions when estimating the grant date fair value of the awards. In accordance with ASC 718-10-55-61, we recognize compensation cost for these awards if service conditions are satisfied, even if the market condition is not satisfied.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plan, a discount rate of 4.75% was selected for the December 31, 2013 measurement date and for the 2014 expense calculation.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first three months of 2014.

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

We performed our annual goodwill impairment analysis as of June 30, 2013. We also perform interim impairment reviews if events, circumstances, or triggering events occur which may indicate that goodwill and other intangible assets may be impaired.

Based on the results of the goodwill impairment analyses we completed in 2013, we concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2013.

We do not believe that any events, circumstances or triggering events occurred during the first quarter of 2014 which indicated goodwill and other intangible required reassessment. Accordingly, we did not perform an interim impairment review and did not recognize any impairment of goodwill or other intangible assets during the quarter ended March 31, 2014.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2013 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of March 31, 2014.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our assets and liabilities. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments such as interest rate swaps or caps during the first quarter of 2014; and, we did not have any such hedging transactions in place as of March 31, 2014. Our loan and mortgage-backed securities portfolios, which comprise 85% of our balance sheet, are subject to risks associated with the market for residential real estate, the economy in the greater New York metropolitan region and the general economy of the United States. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate first mortgage loans and purchasing variable-rate or hybrid mortgage-backed securities to complement our loan portfolio. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for fixed-rate and longer-term hybrid adjustable-rate mortgage loans. Adjustable- or variable-rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. Mortgage-related interest earning assets may have an adverse impact on our earnings in a rising rate environment as fixed rate mortgages do not reset rates as the general level of interest rates rises and the rates earned on hybrid adjustable- or variable-rate loans and securities do not reset to current market interest rates as fast as the interest rates paid on our interest-bearing deposits.

These variable-rate instruments are expected to be more rate-sensitive, given the potential interest rate adjustment, than the long-term fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability as the rate earned on the mortgage loan will increase as prevailing market rates increase albeit with substantial lag. In the past several years, we have succeeded to originate and purchase a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. However, this strategy to originate a higher percentage of variable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Hybrid adjustable-rate first-lien loans constituted 67% of mortgage loan production during the first quarter of 2014. In the aggregate, 55% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 45% as of March 31, 2014 compared with 44% as of December 31, 2013. The decrease in this ratio was primarily due to increased variable-rate loan origination and principal pay-down on purchased and originated fixed rate loans. However, included in the variable-rate/hybrid total are mortgage-related assets whose contractual next rate change date is five years and greater.

The level of prepayment activity on our interest-sensitive assets impacts our net interest income. The timing of mortgage loans and mortgage-backed securities principal payments can be significantly impacted by changes in market interest rate and its associated effect on prepayment rates of our mortgage-related assets. Mortgage prepayment rates will vary due to a number of factors, including the pace economic activity, the availability of credit, seasonal factors, and demographic variables. However, the principal factors affecting prepayment rates are prevailing loan rate on an existing mortgage loan relative to its refinancing opportunity. Generally, the level of prepayment activity directly affects the yield earned on those assets as the principal payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rate, thus, as market interest rates increase, prepayment rates tend to slow. Prepayment rates on our mortgage-related assets remained at elevated levels throughout 2013 but decreased significantly during the first quarter of 2014.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $8.17 billion of interest-bearing non-maturity deposits, and $6.90 billion of time deposits scheduled to mature within the next 12 months.

Borrowings, advances from the Federal Home Loan Bank of NY and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of March 31, 2014 these borrowings totaled $12.18 billion, including $5.73 billion of which are putable. The likelihood of a borrowing being put back is directly related to the current market interest rates; as interest rates move higher, the likelihood of a borrowing being put back increases. The level of put activity generally affects the cost of our borrowed funds, as the put of a borrowing would generally necessitate the re-borrowing of the funds or deposit growth at the higher current market interest rates. During 2013 and the first quarter of 2014, we experienced no put activity on our borrowed funds. At March 31, 2014, the Bank has $3.33 billion quarterly putable borrowings, including $3.13 billion with a weighted average rate of 4.45% that could be put back to the Bank during the second quarter of 2014. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

At March 31, 2014, the Bank had $2.40 billion of one-time putable borrowings, with a weighted average rate of 4.38%, of which $1.85 billion could be put to the Bank during the second quarter of 2014. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

There are $6.45 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.76%. None of these borrowings are schedule to mature before 2015.

It is our intention to fund any potential future asset growth primarily with customer deposits. For our interest rate risk modeling, time deposits are presented at their maturity date, while non-maturity deposits are presented based on a decay rate calculated from our experience. We may use borrowed funds as a supplemental funding source for short-term liquidity if deposit growth decreases. These borrowings would be a combination of short-term borrowings with maturities of three to nine months and longer-term fixed-maturity borrowings with terms of two to five years.

As a result of our investment and financing decisions, the steeper and more positive the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During much of 2013 and early 2014, a more stable economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a steeper yield curve.

The FOMC, in its April 30, 2014 statement noted that economic activity has picked up recently after having slowed sharply during the winter in part because of adverse weather conditions. The FOMC noted that labor market indicators were mixed but have shown further improvement. Household spending appears to be rising more quickly than in recent months, but business fixed investment edged down while the recovery in the housing sector remained slow. The national unemployment rate decreased to 6.3% in April 2014 from 6.7% in December 31, 2013 and 7.5% in March 2013.

The FOMC, in its most recent statement, decided to reduce the rate of purchases of agency mortgage-backed securities to $20.0 billion per month from $25.0 billion per month and to reduce purchases of longer-term Treasury securities to $25.0 billion per month from $30.0 billion per month. The FOMC has noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, promote a stronger economy and help to ensure that inflation, over time, is at the rate most consistent with the FOMC’s dual mandate regarding both inflation and unemployment. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the first quarter of 2014. The FOMC stated that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset program ends, taking into account a variety of factors including the unemployment rate and inflation.

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

During the first quarter of 2014, we implemented a new simulation model as part of our capital stress testing initiative. The new modeling system employs different methodologies and assumptions than our previous model, including a more appropriate treatment of the optionality inherent in our mortgage-related assets and our borrowed funds. In addition, the new model employs different prepayment methodologies that result in slower prepayment speeds for our mortgage-related assets. However, both models generally provide a similar outlook as to the prospective interest rate risk inherent in Hudson City’s balance sheet under various interest rate environments. Our March 31, 2014 net interest income and net present value of equity presentations below were derived from our new and our previous simulation models. We have not used the new simulation model to recalculate our corresponding December 31, 2013 information.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. The model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following tables report the changes to our net interest income over the next 12 months from March 31, 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period. The results from our new and previous simulation models are provided for comparison.

	At March 31, 2014
	New Simulation Model		Previous Simulation Model
	Percent Change in Net Interest Income		Percent Change in Net Interest Income
Change in Interest Rates	Instantaneous Change	Incremental Change	Instantaneous Change	Incremental Change
(Basis points)

300	5.97%	4.66%	2.98%	12.70%
200	6.43	3.85	8.43	8.75
100	4.53	2.32	5.36	4.43
50	2.67	1.20	2.94	2.21
(50)	(4.21)	(1.17)	(3.01)	(1.32)
(100)	(9.82)	(2.97)	(6.51)	(2.89)

Of note in the positive shock scenarios:

•	At March 31, 2014, net interest income increases 5.97% (2.98% under the previous simulation model) for instantaneous rate changes of 300 basis points as compared to a decrease of 4.44% at December 31, 2013. This change was due primarily to: (1) fewer borrowings are assumed to be called at March 31, 2014 as compared to December 31, 2013 as $875.0 million of one-time putable borrowings passed their put dates in the first quarter of 2014 and became fixed-rate fixed-maturity borrowings, (2) overnight funds increased $806.9 million during the first quarter of 2014 and (3) prepayment speeds on our purchased mortgage-related assets have decreased resulting in lower levels of premium amortization.

•	For instantaneous rate changes, interest income improves for an increase in interest rates due to our large balance of overnight funds and an increase in the yields earned on mortgage-backed securities as prepayments slow resulting in reduced amounts of premium amortization. Additionally, as rates rise, the increase in the interest rates paid on deposits lag the increase in market rates.

•	For larger instantaneous rate changes, such as an increase of 300 basis points, the re-pricing of interest-earning assets slows relative to that of deposit re-pricing and the pace of NII growth moderates slightly.

•	For incrementally rising interest rates, net interest income improves as increases in interest income outstrip the increase in interest expense as deposits re-price.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios, with instantaneous rate moves proving more unfavorable. This results from both an acceleration of prepayments on the mortgage-related assets and the fact that our non-maturity and short term time deposits, already at low rates, cannot experience the full effect of rate scenarios of minus 50 and minus 100 basis points.

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of assets and liabilities. The changes in the fair value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability (i.e., interest-type, optionality, maturity, re-pricing frequency, etc.) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed-rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its re-pricing characteristics, will decline to a lesser extent. Increases in the fair value of assets relative to the fair value of liabilities will increase the present value of equity whereas decreases in the market value of assets relative to the fair value of liabilities will decrease the present value of equity.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at March 31, 2014 as calculated using our new and previous simulation models. The present value ratios shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.0% in the plus 300 basis point interest rate shock scenario.

	At March 31, 2014
	New Simulation Model		Previous Simulation Model
Change in Interest Rates	Net Present Value Ratio	Basis Point Change	Net Present Value Ratio	Basis Point Change
(Basis points)

300	6.66%	(442)	7.70%	(347)
200	8.49	(259)	9.51	(166)
100	10.04	(104)	10.66	(51)
50	10.67	(41)	11.00	(17)
0	11.08	—	11.17	—
(50)	11.20	12	11.10	(7)
(100)	10.94	(14)	10.79	(38)

Of note in the positive shock scenarios:

•	The net present value ratio increase decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. This sensitivity measure is referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Initially, the net present value ratio improves as the duration of assets exceeds that of liabilities even as prepayments accelerate.

•	In interest rate decreases greater than 50 basis points, prepayments accelerate on our mortgage loans and mortgage-backed securities and the duration of these assets contracts to such an extent that the duration of liabilities exceeds the duration of assets. As a result, the net present value ratio decreases in these scenarios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of March 31, 2014, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $883.6 million and non-accrual other loans of $7.1 million from the table.

	At March 31, 2014
	Six months or less	More than six months to one year	More than one year to two years	More than two years to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$2,234,344	$1,747,478	$2,374,129	$2,310,466	$3,937,517	$10,042,345	$22,646,279
Consumer and other loans	88,645	1,831	15,662	15,399	6,199	74,020	201,756
Federal funds sold	4,997,668	—	—	—	—	—	4,997,668
Mortgage-backed securities	2,254,910	384,784	1,803,512	800,445	1,510,818	1,436,424	8,190,893
FHLB stock	347,102	—	—	—	—	—	347,102
Investment securities	7,143	—	—	—	291,883	39,011	338,037

Total interest-earning assets	9,929,812	2,134,093	4,193,303	3,126,310	5,746,417	11,591,800	36,721,735

Interest-bearing liabilities:
Savings accounts	62,243	62,243	109,962	96,476	159,756	546,696	1,037,376
Interest-bearing demand accounts	210,164	210,164	307,367	253,351	381,570	835,565	2,198,181
Money market accounts	665,144	665,144	961,320	697,019	877,401	1,070,246	4,936,274
Time deposits	4,854,360	2,050,210	3,859,420	741,907	719,177	—	12,225,074
Borrowed funds	—	—	475,000	3,875,000	2,825,000	5,000,000	12,175,000

Total interest-bearing liabilities	5,791,911	2,987,761	5,713,069	5,663,753	4,962,904	7,452,507	32,571,905

Interest rate sensitivity gap	$4,137,901	$(853,668)	$(1,519,766)	$(2,537,443)	$783,513	$4,139,293	$4,149,830

Cumulative interest rate sensitivity gap	$4,137,901	$3,284,233	$1,764,467	$(772,976)	$10,537	$4,149,830

Cumulative interest rate sensitivity gap as a percent of total assets	10.82%	8.59%	4.62%	(2.02)%	0.03%	10.85%

Cumulative interest-earning assets as a percent of interest-bearing liabilities	171.44%	137.41%	112.17%	96.17%	100.04%	112.74%

Of note regarding the GAP analysis:

•	we have no borrowings maturing through March 31, 2015; and

•	we expect that prepayment activity will decrease on our mortgage-related assets from now through March 31, 2015 notwithstanding that interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2013:

•	the cumulative one-year gap as a percent of total assets was positive 8.59% vs. 6.65% at December 31, 2013 primarily due to an increase in the balance of federal funds sold to $5.0 billion at March 31, 2014 from $4.19 billion at December 31, 2013.

The methods used in the gap table are also inherently imprecise. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans and mortgage-backed securities, have features that limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

Item 4. - Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2013 Annual Report on Form 10-K. There has been no material change in risk factors since December 31, 2013.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the first quarter of 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-January 31, 2014	—	$—	—	50,123,550
February 1-February 28, 2014	—	—	—	50,123,550
March 1-March 31, 2014	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013 and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: May 9, 2014	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)