Form 10-Q
period 2014-06-30
HUDSON CITY BANCORP INC
filed 2014-08-07
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

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

As of August 1, 2014, the registrant had 528,764,950 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memoranda of Understanding with the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the OCC and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement (as defined below) with M&T could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our Strategic Plan (as defined below) in the event the Merger is further delayed or is not completed.

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

PART I – FINANCIAL INFORMATION

Item 1. –	Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$128,637	$133,665
Federal funds sold and other overnight deposits	5,322,044	4,190,809

Total cash and cash equivalents	5,450,681	4,324,474
Securities available for sale:
Mortgage-backed securities	5,781,024	7,167,555
Investment securities	903,003	297,283
Securities held to maturity:
Mortgage-backed securities (fair value of $1,610,817 at June 30, 2014 and $1,888,823 at December 31, 2013)	1,516,666	1,784,464
Investment securities (fair value of $42,350 at June 30, 2014 and $42,727 at December 31, 2013)	39,011	39,011

Total securities	8,239,704	9,288,313
Loans	23,154,711	24,112,829
Net deferred loan costs	104,597	105,480
Allowance for loan losses	(255,011)	(276,097)

Net loans	23,004,297	23,942,212
Federal Home Loan Bank of New York stock	337,295	347,102
Foreclosed real estate, net	77,803	70,436
Accrued interest receivable	45,681	52,887
Banking premises and equipment, net	61,074	65,353
Goodwill	152,109	152,109
Other assets	332,001	364,468

Total Assets	$37,700,645	$38,607,354

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$19,845,215	$20,811,108
Noninterest-bearing	668,620	661,221

Total deposits	20,513,835	21,472,329
Repurchase agreements	6,150,000	6,950,000
Federal Home Loan Bank of New York advances	6,025,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	198,918	217,449

Total liabilities	32,887,753	33,864,778

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,752,920 and 528,419,170 shares outstanding at June 30, 2014 and December 31, 2013	7,415	7,415
Additional paid-in capital	4,747,434	4,743,388
Retained earnings	1,925,398	1,883,754
Treasury stock, at cost; 212,713,635 and 213,047,385 shares at June 30, 2014 and December 31, 2013	(1,709,727)	(1,712,107)
Unallocated common stock held by the employee stock ownership plan	(183,207)	(186,210)
Accumulated other comprehensive income, net of tax	25,579	6,336

Total shareholders’ equity	4,812,892	4,742,576

Total Liabilities and Shareholders’ Equity	$37,700,645	$38,607,354

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest and Dividend Income:
First mortgage loans	$247,124	$283,857	$500,263	$578,247
Consumer and other loans	2,199	2,611	4,477	5,316
Mortgage-backed securities held to maturity	10,128	20,614	21,339	44,610
Mortgage-backed securities available for sale	31,595	32,051	69,085	68,962
Investment securities held to maturity	585	586	1,170	1,171
Investment securities available for sale	920	2,305	1,714	4,703
Dividends on Federal Home Loan Bank of New York stock	3,338	3,516	7,494	7,724
Federal funds sold and other overnight deposits	3,316	1,969	6,202	2,841

Total interest and dividend income	299,205	347,509	611,744	713,574

Interest Expense:
Deposits	40,173	46,604	80,811	95,743
Borrowed funds	141,350	141,052	280,915	280,595

Total interest expense	181,523	187,656	361,726	376,338

Net interest income	117,682	159,853	250,018	337,236
Provision for Loan Losses	—	12,500	—	32,500

Net interest income after provision for loan losses	117,682	147,353	250,018	304,736

Non-Interest Income:
Service charges and other income	1,645	2,405	3,460	4,938
Gain on securities transactions, net	19,539	7,183	35,482	7,183

Total non-interest income	21,184	9,588	38,942	12,121

Non-Interest Expense:
Compensation and employee benefits	32,405	32,613	66,016	64,214
Net occupancy expense	9,433	9,723	19,144	18,533
Federal deposit insurance assessment	13,086	19,600	27,010	43,675
Other expense	18,184	14,685	40,651	31,454

Total non-interest expense	73,108	76,621	152,821	157,876

Income before income tax expense	65,758	80,320	136,139	158,981
Income Tax Expense	26,576	31,598	54,436	62,328

Net income	$39,182	$48,722	$81,703	$96,653

Basic Earnings Per Share	$0.08	$0.10	$0.16	$0.19

Diluted Earnings Per Share	$0.08	$0.10	$0.16	$0.19

Weighted Average Number of Common Shares Outstanding:
Basic	498,874,695	497,720,918	498,646,420	497,527,375
Diluted	499,838,263	498,070,995	499,452,014	497,722,679

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months
	Ended June 30,
	2014	2013
	(In thousands)
Net income	$39,182	$48,722
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax (expense) benefit of $(11,788) for 2014 and $55,485 for 2013	17,069	(80,340)
Reclassification adjustment for realized gains in net income, net of tax expense of $7,459 for 2014 and $2,934 for 2013	(10,801)	(4,249)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $329 for 2014 and $739 for 2013	475	1,070
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $137 for 2014 and $123 for 2013	(196)	(178)

Other comprehensive income (loss)	6,547	(83,697)

Total comprehensive income (loss)	$45,729	$(34,975)

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Net income	$81,703	$96,653
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax (expense) benefit of $(24,647) for 2014 and $57,383 for 2013	35,827	(83,089)
Reclassification adjustment for realized gains in net income, net of tax expense of $11,741 for 2014 and $2,934 for 2013	(17,141)	(4,249)
Postretirement benefit pension plans:
Net loss arising during period, net of tax expense of $657 for 2014 and $1,478 for 2013	951	2,140
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $272 for 2014 and $246 for 2013	(394)	(356)

Other comprehensive income (loss)	19,243	(85,554)

Total comprehensive income	$100,946	$11,099

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,743,388	4,730,105
Stock option plan expense	6,072	3,962
Tax benefit from stock plans	307	218
Allocation of ESOP stock	1,619	1,103
Common stock issued for vested deferred stock unit awards	(3,952)	—

Balance at end of period	4,747,434	4,735,388

Retained Earnings:
Balance at beginning of year	1,883,754	1,798,430
Net income	81,703	96,653
Dividends paid on common stock ($0.08 and $0.12 per share, respectively)	(40,076)	(59,701)
Exercise of stock options	17	(381)

Balance at end of period	1,925,398	1,835,001

Treasury Stock:
Balance at beginning of year	(1,712,107)	(1,713,895)
Purchase of vested stock awards surrendered for witholding taxes	(1,668)	—
Exercise of stock options	96	1,788
Common stock issued for vested deferred stock unit awards	3,952	—

Balance at end of period	(1,709,727)	(1,712,107)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(186,210)	(192,217)
Allocation of ESOP stock	3,003	3,004

Balance at end of period	(183,207)	(189,213)

Accumulated other comprehensive income (loss):
Balance at beginning of year	6,336	69,970
Other comprehensive income (loss), net of tax	19,243	(85,554)

Balance at end of period	25,579	(15,584)

Total Shareholders’ Equity	$4,812,892	$4,660,900

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$81,703	$96,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	20,288	62,914
Provision for loan losses	—	32,500
Gains on securities transactions, net	(35,482)	(7,183)
Share-based compensation, including committed ESOP shares	10,694	8,069
Deferred tax expense	8,927	3,005
Decrease in accrued interest receivable	7,206	13,762
Increase in other assets	10,696	367,724
(Decrease) increase in accrued expenses and other liabilities	(18,531)	3,666

Net Cash Provided by Operating Activities	85,501	581,110

Cash Flows from Investing Activities:
Originations of loans	(697,091)	(1,689,648)
Purchases of loans	(116,302)	(44,704)
Principal payments on loans	1,715,277	3,554,335
Principal collection of mortgage-backed securities held to maturity	144,787	521,343
Principal collection of mortgage-backed securities available for sale	624,203	1,267,172
Purchases of mortgage-backed securities available for sale	(94,422)	(1,250,177)
Proceeds from sales of mortgage backed securities available for sale	891,265	—
Proceeds from sales of mortgage backed securities held to maturity	129,126	—
Proceeds from sales of investment securities available for sale	—	412,886
Purchases of investment securities available for sale	(600,797)	(298,017)
Redemption of Federal Home Loan Bank of New York stock	9,807	9,365
Purchases of premises and equipment, net	(1,472)	(89)
Net proceeds from sale of foreclosed real estate	36,143	28,387

Net Cash Provided by Investment Activities	2,040,524	2,510,853

Cash Flows from Financing Activities:
Net decrease in deposits	(958,494)	(864,646)
Dividends paid	(40,076)	(59,701)
Purchase of vested stock awards surrendered for witholding taxes	(1,668)	—
Exercise of stock options	113	1,407
Tax benefit from stock plans	307	218

Net Cash Used in Financing Activities	(999,818)	(922,722)

Net Increase in Cash and Cash Equivalents	1,126,207	2,169,241
Cash and Cash Equivalents at Beginning of Year	4,324,474	827,968

Cash and Cash Equivalents at End of Period	$5,450,681	$2,997,209

Supplemental Disclosures:
Interest paid	$360,295	$372,210

Loans transferred to foreclosed real estate	$60,270	$54,188

Income tax payments	$50,238	$51,440

Income tax refunds	$170	$361,288

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Organization

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

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On April 13, 2013, M&T and the Company entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”). Amendment No. 1, among other things, extended the date after which either party may elect to terminate the Merger Agreement from August 27, 2013 to January 31, 2014. On December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 to the Merger Agreement (“Amendment No. 2”). Amendment No. 2 extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its strategic plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. While M&T and the Company extended the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

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

Notes to Unaudited Consolidated Financial Statements

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

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2014	2013	2014	2013
	(In thousands, except share data)
Net income	$39,182	$48,722	$81,703	$96,653
Less: Income allocated to participating securities	(176)	—	(176)	—

Net income available to common shareholders	$39,006	$48,722	$81,527	$96,653

Basic weighted average common shares outstanding	498,874,695	497,720,918	498,646,420	497,527,375
Effect of dilutive common stock equivalents	963,568	350,077	805,594	195,304

Diluted weighted average common shares outstanding	499,838,263	498,070,995	499,452,014	497,722,679

Basic EPS	$0.08	$0.10	$0.16	$0.19
Diluted EPS	$0.08	$0.10	$0.16	$0.19

Common stock equivalents for both the three and six months ended June 30, 2014 exclude outstanding options to purchase 21,031,224 shares of the Company’s common stock as their inclusion would be anti-dilutive. Common stock equivalents for both the three and six months ended June 30, 2013 exclude outstanding options to purchase 25,461,142 shares of common stock as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.	Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2014
Investment Securities:
United States government-sponsored enterprises debt	$899,159	$151	$(3,531)	$895,779
Equity securities	6,873	351	—	7,224

Total investment securities available for sale	$906,032	$502	$(3,531)	$903,003

Mortgage-backed securities:
GNMA pass-through certificates	$712,480	$22,799	$(444)	$734,835
FNMA pass-through certificates	3,230,647	53,053	(16,814)	3,266,886
FHLMC pass-through certificates	1,746,033	36,278	(3,008)	1,779,303

Total mortgage-backed securities available for sale	$5,689,160	$112,130	$(20,266)	$5,781,024

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$298,190	$—	$(7,996)	$290,194
Equity securities	6,873	216	—	7,089

Total investment securities available for sale	$305,063	$216	$(7,996)	$297,283

Mortgage-backed securities:
GNMA pass-through certificates	$788,504	$17,775	$(1,396)	$804,883
FNMA pass-through certificates	3,879,723	50,800	(39,800)	3,890,723
FHLMC pass-through certificates	2,396,085	46,300	(8,947)	2,433,438
FHLMC and FNMA - REMICs	38,220	291	—	38,511

Total mortgage-backed securities available for sale	$7,102,532	$115,166	$(50,143)	$7,167,555

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2014
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,339	$—	$42,350

Total investment securities held to maturity	$39,011	$3,339	$—	$42,350

Mortgage-backed securities:
GNMA pass-through certificates	$58,496	$1,758	$—	$60,254
FNMA pass-through certificates	345,832	24,000	(4)	369,828
FHLMC pass-through certificates	1,003,136	62,431	(1)	1,065,566
FHLMC and FNMA - REMICs	109,202	5,967	—	115,169

Total mortgage-backed securities held to maturity	$1,516,666	$94,156	$(5)	$1,610,817

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,716	$—	$42,727

Total investment securities held to maturity	$39,011	$3,716	$—	$42,727

Mortgage-backed securities:
GNMA pass-through certificates	$63,070	$2,260	$—	$65,330
FNMA pass-through certificates	402,848	25,103	(1)	427,950
FHLMC pass-through certificates	1,123,029	66,816	(1)	1,189,844
FHLMC and FNMA - REMICs	195,517	10,182	—	205,699

Total mortgage-backed securities held to maturity	$1,784,464	$104,361	$(2)	$1,888,823

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at June 30, 2014 and December 31, 2013, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2014
Held to maturity:
FNMA pass-through certificates	$209	$(3)	$92	$(1)	$301	$(4)
FHLMC pass-through certificates	204	(1)	—	—	204	(1)

Total temporarily impaired securities held to maturity	413	(4)	92	(1)	505	(5)

Available for sale:
United States government-sponsored enterprises debt	$248,538	$(356)	$196,643	$(3,175)	$445,181	$(3,531)
GNMA pass-through certificates	—	—	17,982	(444)	17,982	(444)
FNMA pass-through certificates	54,732	(109)	823,044	(16,705)	877,776	(16,814)
FHLMC pass-through certificates	—	—	191,791	(3,008)	191,791	(3,008)

Total temporarily impaired securities available for sale	303,270	(465)	1,229,460	(23,332)	1,532,730	(23,797)

Total	$303,683	$(469)	$1,229,552	$(23,333)	$1,533,235	$(23,802)

December 31, 2013
Held to maturity:
FNMA pass-through certificates	$—	$—	$65	$(1)	$65	$(1)
FHLMC pass-through certificates	166	(1)	—	—	166	(1)

Total temporarily impaired securities held to maturity	166	(1)	65	(1)	231	(2)

Available for sale:
United States government-sponsored enterprises debt	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)
GNMA pass-through certificates	35,971	(1,396)	—	—	35,971	(1,396)
FNMA pass-through certificates	1,478,488	(39,800)	—	—	1,478,488	(39,800)
FHLMC pass-through certificates	434,059	(8,947)	—	—	434,059	(8,947)

Total temporarily impaired securities available for sale	2,238,712	(58,139)	—	—	2,238,712	(58,139)

Total	$2,238,878	$(58,140)	$65	$(1)	$2,238,943	$(58,141)

The unrealized losses of our held to maturity and available-for-sale securities are primarily due to the changes in market interest rates subsequent to purchase. At June 30, 2014, a total of 60 securities were in an unrealized loss position compared to 82 at December 31, 2013. We do not consider these investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2014.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at June 30, 2014, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated Fair Market
	Mortgage-backed	Investment
	securities	securities	Value
	(In thousands)
June 30, 2014
Held to Maturity:
Due in one year or less	$9	$—	$9
Due after one year through five years	3,134	—	3,246
Due after five years through ten years	38,529	—	40,539
Due after ten years	1,474,994	39,011	1,609,373

Total held to maturity	$1,516,666	$39,011	$1,653,167

Available for Sale:
Due after one year through five years	$—	$899,159	$895,779
Due after five years through ten years	17,397	—	19,282
Due after ten years	5,671,763	—	5,761,742

Total available for sale	$5,689,160	$899,159	$6,676,803

Sales of mortgage-backed securities held-to-maturity amounted to $122.5 million for the six months ended June 30, 2014, resulting in a realized gain of $6.6 million. The sale of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance. There were no sales of mortgage-backed securities held-to-maturity for the six months ended June 30, 2013.

Sales of mortgage-backed securities available-for-sale amounted to $862.4 million for the six months ended June 30, 2014, resulting in a realized gain of $28.9 million. There were no sales of mortgage-backed securities available-for-sale for the six months ended June 30, 2013.

There were no sales of investment securities available-for-sale or held to maturity for the six months ended June 30, 2014. There were sales of $405.7 million of investment securities available-for-sale during the six months ended June 30, 2013 resulting in a realized gain of $7.2 million. There were no sales of investment securities held to maturity during the six months ended June 30, 2013. Gains and losses on the sale of all securities are determined using the specific identification method.

5.	Stock Repurchase Programs

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the six months ended June 30, 2014. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in purchases of vested stock awards surrendered for withholding taxes in the consolidated statements of cash flows and amounted to

Notes to Unaudited Consolidated Financial Statements

169,091 shares for the six months ended June 30, 2014. There were no shares surrendered for withholding taxes for the six months ended June 30, 2013. As of June 30, 2014, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

6.	Loans and Allowance for Loan Losses

Loans at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
First mortgage loans:
One- to four-family Amortizing	$18,907,354	$19,518,912
Interest-only	3,283,509	3,648,732
FHA/VA	740,159	704,532
Multi-family and commercial	18,812	25,671
Construction	177	294

Total first mortgage loans	22,950,011	23,898,141

Consumer and other loans:
Fixed–rate second mortgages	79,392	86,079
Home equity credit lines	105,732	108,550
Other	19,576	20,059

Total consumer and other loans	204,700	214,688

Total loans	$23,154,711	$24,112,829

There were no loans held for sale at June 30, 2014 and December 31, 2013.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity

(In thousands)

	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
June 30, 2014
Performing	$18,763,845	$3,167,612	$17,768	$—	$77,825	$101,476	$17,932	$22,146,458
Non-performing	883,668	115,897	1,044	177	1,567	4,256	1,644	1,008,253

Total	$19,647,513	$3,283,509	$18,812	$177	$79,392	$105,732	$19,576	$23,154,711

December 31, 2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade

(In thousands)

	One-to four-family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
June 30, 2014
Pass	$18,672,404	$3,131,156	$11,806	$—	$76,790	$98,939	$17,441	$22,008,536
Special mention	88,417	20,641	701	—	76	1,193	40	111,068
Substandard	886,692	131,712	6,305	177	2,526	5,600	2,095	1,035,107

Total	$19,647,513	$3,283,509	$18,812	$177	$79,392	$105,732	$19,576	$23,154,711

December 31, 2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

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

Notes to Unaudited Consolidated Financial Statements

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At June 30, 2014, approximately 84.8% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at June 30, 2014 and December 31, 2013 are $3.28 billion and $3.65 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $115.9 million and $135.2 million of non-performing interest-only one-to four-family residential mortgage loans at June 30, 2014 and December 31, 2013, respectively.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the Consumer Financial Protection Bureau’s (the “CFPB”) new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.6% of our one- to four-family first mortgage loans at June 30, 2014. Included in our loan portfolio at June 30, 2014 are $4.24 billion of amortizing reduced documentation loans and $721.0 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at June 30, 2014 include $186.2 million of amortizing reduced documentation loans and $40.1 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

							90 Days or
			90 Days	Total	Current	Total	more and
	30-59 Days	60-89 Days	or more	Past Due	Loans	Loans	accruing (1)
	(In thousands)
At June 30, 2014
One- to four-family first mortgages:
Amortizing	$238,310	$108,740	$883,668	$1,230,718	$18,416,795	$19,647,513	$134,417
Interest-only	32,776	21,514	115,897	170,187	3,113,322	3,283,509	—
Multi-family and commercial mortgages	1,845	4,552	1,044	7,441	11,371	18,812	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:							—
Fixed-rate second mortgages	549	219	1,567	2,335	77,057	79,392	—
Home equity lines of credit	610	1,474	4,256	6,340	99,392	105,732	—
Other	773	40	1,644	2,457	17,119	19,576	—

Total	$274,863	$136,539	$1,008,253	$1,419,655	$21,735,056	$23,154,711	$134,417

At December 31, 2013
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans.

	At June 30, 2014		At December 31, 2013
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	42.4%	42.5%	44.2%
New York	27.6	24.9	27.1	24.1
Connecticut	14.8	8.5	14.9	8.0

Total New York metropolitan area	84.8	75.8	84.5	76.3

Pennsylvania	4.9	2.7	4.9	2.4
Massachusetts	1.9	1.7	1.8	1.6
Virginia	1.7	2.4	1.8	2.3
Maryland	1.6	4.9	1.7	4.7
Illinois	1.5	4.9	1.6	4.8
All others	3.6	7.6	3.7	7.9

Total Outside New York metropolitan area	15.2	24.2	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$749,251	$770,641
One-to four-family interest-only loans	115,897	135,228
Multi-family and commercial mortgages	1,044	3,189
Construction loans	177	294
Fixed-rate second mortgages	1,567	1,412
Home equity lines of credit	4,256	3,895
Other loans	1,644	1,741

Total non-accrual loans	873,836	916,400
Accruing loans delinquent 90 days or more (1)	134,417	132,844

Total non-performing loans	$1,008,253	$1,049,244

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first six months of 2014, if interest on all such loans had been recorded based upon original contract terms, amounted to approximately $27.8 million as compared to $30.4 million for the same period in 2013. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$118,850	$108,413
30-59 days	25,288	19,931
60-89 days	15,466	17,407
90 days or more	161,165	176,797

Total troubled debt restructurings	$320,769	$322,548

Notes to Unaudited Consolidated Financial Statements

The following table presents loan portfolio class modified as troubled debt restructurings at June 30, 2014 and December 31, 2013. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to four- family first mortgages:
Amortizing	934	$328,995	$282,158	933	$318,908	$281,481
Interest-only	57	34,502	30,112	55	35,226	31,564
Multi-family and commercial mortgages	2	7,911	4,744	2	7,029	7,029
Consumer and other loans	34	4,006	3,755	24	2,672	2,474

Total	1,027	$375,414	$320,769	1,014	$363,835	$322,548

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
June 30, 2014
One-to four-family amortizing loans	$282,158	$326,043	$—	$304,768	$3,731
One-to four-family interest-only loans	30,112	35,002	—	32,562	407
Multi-family and commercial mortgages	5,157	8,545	1	5,123	184
Construction loans	177	292	—	293	—
Consumer and other loans	3,487	3,755	268	3,793	48

Total	$321,091	$373,637	$269	$346,539	$4,370

December 31, 2013
One-to four-family amortizing loans	$281,481	$319,783	$—	$301,291	$7,013
One-to four-family interest-only loans	31,564	35,924	—	33,398	854
Multi-family and commercial mortgages	8,002	9,289	414	8,307	368
Construction loans	181	294	113	295	—
Consumer and other loans:	2,411	2,474	63	2,575	108

Total	$323,639	$367,764	$590	$345,866	$8,343

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$265,732	$301,093	$276,097	$302,348

Charge-offs	(15,709)	(20,896)	(32,241)	(48,282)
Recoveries	4,988	4,591	11,155	10,722

Net charge-offs	(10,721)	(16,305)	(21,086)	(37,560)

Provision for loan losses	—	12,500	—	32,500

Balance at end of period	$255,011	$297,288	$255,011	$297,288

The following table presents the activity in our ALL by portfolio segment.

	One-to four-	Multi-family
	Family	and Commercial		Consumer and
	Mortgages	Mortgages	Construction	Other Loans	Total
	(In thousands)
Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Provision for loan losses	(1,592)	2,078	2	(488)	—
Charge-offs	(29,220)	(2,515)	(115)	(391)	(32,241)
Recoveries	10,711	—	—	444	11,155

Net charge-offs	(18,509)	(2,515)	(115)	53	(21,086)

Balance at June 30, 2014	$251,160	$368	$—	$3,483	$255,011

Loan portfolio:
Balance at June 30, 2014
Individually evaluated for impairment	$312,269	$5,158	$177	$3,755	$321,359
Collectively evaluated for impairment	22,618,752	13,654	—	200,945	22,833,351
Allowance
Individually evaluated for impairment	$19,709	$1	$—	$268	$19,978
Collectively evaluated for impairment	231,451	367	—	3,215	235,033

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of June 30, 2014, approximately 84.8% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland and Illinois, accounted for 4.9%, 1.9%, 1.7%, 1.6%, and 1.5%, respectively of total loans. The remaining 3.6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Notes to Unaudited Consolidated Financial Statements

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.1% at June 30, 2014 compared to 13.6% at December 31, 2013.

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $19.7 million at June 30, 2014.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Economic conditions in our primary market area continued to improve modestly during the second quarter of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

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

Notes to Unaudited Consolidated Financial Statements

We obtain new collateral values by the time a loan becomes 180 days delinquent and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $21.1 million for the six months ended June 30, 2014 as compared to $37.6 million for the corresponding period in 2013.

7.	Borrowed Funds

Borrowed funds at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$—	—%	$800,000	4.53%
Other financial institutions	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,150,000	4.44	6,950,000	4.45
Advances from the FHLB	6,025,000	4.75	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$66,932		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Six	At or For the
	Months Ended	Year Ended
	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,401,934	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.43%	4.51%

FHLB Advances:
Average balance outstanding during the period	$5,773,066	$5,225,000

Maximum balance outstanding at any month-end during the period	$6,025,000	$5,225,000

Weighted average rate during the period	4.76%	4.84%

Notes to Unaudited Consolidated Financial Statements

At June 30, 2014, $3.88 billion of our borrowed funds may be put back to us at the discretion of the lender. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2014	$—	—%	$3,675,500	4.39%
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.39	—	—
2018	700,000	3.65	350,000	3.38
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	2,625,000	4.54

Total	$12,175,000	4.59%	$12,175,500	4.59%

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

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status. On February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result of the U.S. District Court’s decision, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during the first quarter of 2014.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $152.7 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

The first step (“Step 1”) used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. As a community-oriented bank, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers and these operations constitute the Company’s only segment for financial reporting purposes. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be

Notes to Unaudited Consolidated Financial Statements

impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount. Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired at the impairment test date. We perform our goodwill impairment analysis annually and also perform interim impairment reviews if certain triggering events occur which may indicate that the fair value of goodwill is less than the carrying value. Subsequent reversal of goodwill impairment losses is not permitted.

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014.

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

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2014 and December 31, 2013. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.2 million and $7.1 million at June 30, 2014 and December 31, 2013, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

		Fair Value Measurements at June 30, 2014 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$5,781,024	$—	$5,781,024	$—
U.S. government-sponsored enterprises debt	294,965	—	294,965	—
U.S. Treasury securities	600,814	—	600,814	—

Total available for sale debt securities	6,676,803	—	6,676,803	—

Available for sale equity securities:
Financial services industry	$7,224	$7,224	$—	$—

Total available for sale equity securities	7,224	7,224	—	—

Total available for sale securities	$6,684,027	$7,224	$6,676,803	$—

Notes to Unaudited Consolidated Financial Statements

		Fair Value at December 31, 2013 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,167,555	$—	$7,167,555	$—
U.S. government-sponsored enterprises debt	290,194	—	290,194	—

Total available for sale debt securities	$7,457,749	$—	$7,457,749	$—

Available for sale equity securities:
Financial services industry	$7,089	$7,089	$—	$—

Total available for sale equity securities	7,089	7,089	—	—

Total available for sale securities	$7,464,838	$7,089	$7,457,749	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $321.4 million and $324.2 million at June 30, 2014 and December 31, 2013, respectively. Based on this evaluation, we established an ALL of $269,000 and $590,000 for those same respective periods. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Impaired loans for which the carrying value exceeded the fair value and which are recorded at fair value at June 30, 2014 and December 31, 2013 amounted to $155.1 million and $138.2 million, respectively. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $19.7 million at June 30, 2014 and $25.0 million at December 31, 2013. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $77.8 million and $70.4 million at June 30, 2014 and December 31, 2013, respectively. Foreclosed real estate for which the carrying value exceeded fair value and which are recorded at fair value at June 30, 2014 and December 31, 2013 amounted to $23.9 million and $16.9 million, respectively. During the first six months of 2014 and 2013, charge-offs to the allowance for loan losses related to loans that were transferred to foreclosed real estate amounted to $2.3 million and $560,000, respectively. Write downs and net gains and losses on sale related to foreclosed real estate that were charged to non-interest expense amounted to a net gain of $670,000 and a net loss of $407,000 for those same respective periods.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value, included in the Consolidated Statements of Financial Condition, of our assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

	Fair Value Measurements at June 30, 2014 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$155,054	$(5,140)
Foreclosed real estate	—	—	23,925	670

	Fair Value Measurements at December 31, 2013 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$138,171	$(3,100)
Foreclosed real estate	—	—	16,867	1,661

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014.

	June 30, 2014
			Significant
		Valuation	Unobservable	Range of
Description	Fair Value	Technique	Input	Inputs
	(Dollars in thousands)
Impaired loans	$155,054	Net Present Value	Discount rate	Varies

		Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

Foreclosed real estate	23,925	Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

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

Notes to Unaudited Consolidated Financial Statements

The estimated fair values of financial instruments are summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$128,637	$128,637	$133,665	$133,665
Federal funds sold and other overnight deposits	5,322,044	5,322,044	4,190,809	4,190,809
Investment securities held to maturity	39,011	42,350	39,011	42,727
Investment securities available for sale	903,003	903,003	297,283	297,283
Federal Home Loan Bank of New York stock	337,295	337,295	347,102	347,102
Mortgage-backed securities held to maturity	1,516,666	1,610,817	1,784,464	1,888,823
Mortgage-backed securities available for sale	5,781,024	5,781,024	7,167,555	7,167,555
Loans	23,004,297	24,185,021	23,942,212	25,245,987
Liabilities:
Deposits	20,513,835	20,618,167	21,472,329	21,590,537
Borrowed funds	12,175,000	13,729,059	12,175,000	13,621,332

10.	Postretirement Benefit Plans

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Service cost	$1,130	$1,293	$246	$327
Interest cost	2,326	2,121	554	527
Expected return on assets	(3,609)	(3,244)	—	—
Amortization of:
Net loss	617	1,511	187	298
Unrecognized prior service cost	58	90	(391)	(391)

Net periodic benefit cost	$522	$1,771	$596	$761

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Service cost	$2,260	$2,586	$492	$654
Interest cost	4,652	4,242	1,108	1,054
Expected return on assets	(7,218)	(6,488)	—	—
Amortization of:
Net loss	1,234	3,022	374	596
Unrecognized prior service cost	116	180	(782)	(782)

Net periodic benefit cost	$1,044	$3,542	$1,192	$1,522

We made no contributions to the pension plans during the first six months of 2014 or 2013.

11.	Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains
	(losses) on securities	Postretirement
	available for sale	Benefit Plans	Total
	(In thousands)
Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Other comprehensive income before reclassifications	35,827	—	35,827
Amounts reclassified from accumulated other comprehensive income (loss)	(17,141)	557	(16,584)

Other comprehensive income	18,686	557	19,243

Balance at June 30, 2014	$52,630	$(27,051)	$25,579

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(83,089)	—	(83,089)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,249)	1,784	(2,465)

Other comprehensive (loss) income	(87,338)	1,784	(85,554)

Balance at June 30, 2013	$35,292	$(50,876)	$(15,584)

Notes to Unaudited Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

	Amounts Reclassified				Line Item in
Details about Accumulated Other	from Accumulated Other				the Statement of
Comprehensive Income Components	Comprehensive Income				Income
(In thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Securities available for sale:
Net realized gain on securities available for sale	$(18,260)	$(7,183)	$(28,882)	$(7,183)	Gain on securities transaction, net
Income tax expense	7,459	2,934	11,741	2,934	Income tax expense

Net of income tax expense	(10,801)	(4,249)	(17,141)	(4,249)

Amortization of postretirement benefit pension plans:
Net actuarial loss	$804	$1,809	$1,608	$3,618	(a)
Prior service cost	(333)	(301)	(666)	(602)	(a)

Total before income tax expense	471	1,508	942	3,016
Income tax expense	(192)	(616)	(385)	(1,232)	Income tax expense

Net of income tax expense	279	892	557	1,784

Total reclassifications	$(10,522)	$(3,357)	$(16,584)	$(2,465)

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

12.	Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2014		2013
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	25,402,955	$13.02	27,775,857	$12.97
Exercised	(11,900)	9.50	(222,510)	6.32
Forfeited	(2,804,799)	11.92	(2,040,392)	12.94

Outstanding at end of period	22,586,256	$13.16	25,512,955	$13.03

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through

Notes to Unaudited Consolidated Financial Statements

December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date of the respective options, based on quoted market prices. Of these options, 6,067,500 had vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares had vesting periods ranging from two to three years if certain financial performance measures were met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 option grants”), have been met, so we have recorded compensation expenses for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are reflected as forfeitures in 2013 in the table above.

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

Compensation expense related to our outstanding stock options amounted to $10,000 and $406,000 for the three months ended June 30, 2014 and 2013, respectively and $272,000 and $668,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock Unit Awards

Hudson City Bancorp granted stock unit awards to a newly appointed member of the Board of Directors in July 2010. These awards were for a value of $250,000 which was converted to common stock equivalents (stock units) of 20,661 shares. These units vested over a three-year period upon continued service through the annual vesting dates and will be settled in shares of our common stock following the director’s departure from the Board of Directors.

Stock unit awards were also made in 2011 (the “2011 stock unit awards”) pursuant to the 2011 SIP for a total value of $9.7 million, or stock units of 1,004,230 shares. 2011 stock unit awards to employees vested on continued service through the third anniversary of the awards, and our attainment of certain financial performance measures as certified by the Committee. A portion of these awards were settled in shares of our common stock upon vesting, and the remainder will be settled in shares of our common stock on the sixth anniversary of the awards. 2011 stock unit awards to directors vested on continued service through the first anniversary of the award, and are settled in shares of our common stock following the director’s departure from the Board of Directors.

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

Notes to Unaudited Consolidated Financial Statements

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

Stock unit awards were made in 2013 (the “2013 stock unit awards”) pursuant to the 2011 SIP for a total of $13.8 million, or stock units of 1,672,639 shares. The 2013 stock unit awards include 1,480,100 shares granted to employees in June 2013 that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. These awards vest in annual installments, subject to continued service through January 1, 2014, 2015 and 2016 and the attainment of certain financial performance measures. Attainment of these measures was certified by the Committee in 2014. The Committee specifically reserved its rights to reduce the number of shares covered by the 2013 stock unit awards to senior executives on or before certification of the performance goals if the Committee determined, in its discretion, that prevailing circumstances warrant such a reduction. The Committee exercised this discretion in the first quarter of 2014 resulting in the forfeiture of stock units representing 323,550 shares. The 2013 stock unit awards also include 138,800 shares which were granted in March 2013 that will be settled in shares of our common stock on each vesting date. These awards vest in annual installments, subject to continued service through March 19, 2014, 2015 and 2016. The remaining 53,739 2013 stock unit awards, which were granted to outside directors, vested on continued service through April 2014 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Stock unit awards were made in March 2014 (the “2014 stock unit awards”) pursuant to the 2011 SIP for a total of $13.6 million, or stock units of 1,394,051 shares. The 2014 stock unit awards include 1,340,200 shares granted to employees in March 2014 that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. These awards vest in annual installments, subject to continued service through January 1, 2015, 2016 and 2017 and our achievement of certain financial performance measures. The remaining 53,851 stock unit awards, which were granted to outside directors, vest on continued service through March 2015 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Total compensation expense for stock unit awards amounted to $3.2 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $5.8 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.

Notes to Unaudited Consolidated Financial Statements

13.	Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period”. The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments in ASU 2014-11 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Notes to Unaudited Consolidated Financial Statements

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first six months of 2014, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during the first six months of 2014 which provided limited opportunities for the reinvestment of repayments received on our mortgage-related assets which account for 84.1% of our average interest-earning assets for six months ended June 30, 2014. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of overnight funds. Federal funds and other overnight deposits amounted to $5.32 billion, or 14.1%, of total assets at June 30, 2014. We believe that while carrying this level of overnight funds adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring. Our total assets decreased $906.7 million, or 2.4%, to $37.70 billion at June 30, 2014 from $38.61 billion at December 31, 2013.

Our results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, the prepayment rate on our mortgage-related assets and the puts of our borrowings. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, credit quality, government policies and actions of regulatory authorities. Our results of operations are also affected by the market price of our stock, as the expense of our employee stock ownership plan is related to the current price of our common stock.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that growth in economic activity rebounded in the second quarter. The FOMC noted that the unemployment rate declined. However, a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remained slow. The national unemployment rate decreased to 6.2% in July 2014 from 6.7% in December 2013 and from 7.5% in June 2013. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% for the third quarter of 2014.

Beginning in August 2014, the FOMC decided to reduce the pace at which it will add to its holdings of agency mortgage-backed securities to $10.0 billion per month from $15.0 billion per month and to reduce the pace at which it adds to its holdings of longer-term Treasury securities to $15.0 billion per month from $20.0 billion per month. The FOMC noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative.

Net interest income decreased $42.2 million, or 26.4%, to $117.7 million for the second quarter of 2014 from $159.9 million for the second quarter of 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 1.00% for the second quarter of 2014 as compared to 1.38% for the second quarter of 2013. Our net interest margin was 1.29% for the second quarter of 2014 as compared to 1.64% for the second quarter of 2013.

Net interest income decreased $87.2 million, or 25.9%, to $250.0 million for the first six months of 2014 as compared to $337.2 million for the first six months of 2013. Our interest rate spread decreased 39 basis points to 1.07% for the six months ended June 30, 2014 as compared to 1.46% for the six months ended June 30, 2013. Our net interest margin decreased 36 basis points to 1.35% for the six months ended June 30, 2014 as compared to 1.71% for the six months ended June 30, 2013.

The decrease in our interest rate spread and net interest margin for the three and six months periods ended June 30, 2014 is primarily due to repayments of higher yielding assets due to the low interest rate environment and an increase in the average balance of Federal funds and other overnight deposits which yield 0.25%.

The increase in the average balance of Federal funds and other overnight deposits was due primarily to the repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities are creating more significant duration risk at relatively low yields.

Mortgage-related assets represented 84.1% of our average interest-earning assets at June 30, 2014. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

There was no provision for loan losses for the three and six months ended June 30, 2014, as compared to $12.5 million and $32.5 million for the three and six months ended June 30, 2013, respectively. The decreases in our provision for loan losses were due primarily to improving home prices and economic conditions, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $62.0 million to $411.4 million at June 30, 2014 from $473.4 million at December 31, 2013. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $1.01 billion at June 30, 2014 as compared to $1.05 billion at December 31, 2013. The ratio of non-performing loans to total loans was 4.35% at both June 30, 2014 and December 31, 2013. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged, especially in New York and New Jersey where 76% of our non-performing loans are located at June 30, 2014. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $21.2 million for the second quarter of 2014 as compared to $9.6 million for the second quarter of 2013. Included in non-interest income for the second quarter of 2014 were $19.5 million in gains from the sale of $565.6 million of mortgage-backed securities. Gains on the sales of securities amounted to $7.2 million in the second quarter of 2013. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest income was $38.9 million for the first six months of 2014 as compared to $12.1 million for the same period in 2013. Included in non-interest income for the first six months 2014 were $35.5 million in gains from the sale of $984.9 million of mortgage-backed securities. Gains on the sales of securities amounted to $7.2 million for the six months ended June 30, 2013.

We sold these mortgage-backed securities during 2014 to take advantage of current market demand and prices in advance of an anticipated rising interest rate environment.

Total non-interest expense decreased $3.5 million to $73.1 million for the second quarter of 2014 as compared to $76.6 million for the second quarter of 2013. This decrease was due to a $6.5 million decrease in Federal deposit insurance expense partially offset by a $3.5 million increase in other non-interest expense.

Total non-interest expense decreased $5.1 million to $152.8 million for the six months ended June 30, 2014 as compared to $157.9 million for the six months ended June 30, 2013. This decrease was due to a $16.7 million decrease in Federal deposit insurance expense partially offset by increases of $9.2 million in other non-interest expense and $1.8 million in compensation and employee benefit expenses.

Net loans decreased $937.9 million to $23.00 billion at June 30, 2014 as compared to $23.94 billion at December 31, 2013. Our loan production (originations and purchases) was $813.4 million during the first six months of 2014 offset by $1.72 billion in principal repayments. Loan production declined during the first six months of 2014 which reflects our limited appetite for adding long-term fixed-rate mortgage loans in the current low market interest rate environment. In addition, our loan production has been impacted by the new qualified mortgage regulations issued by the CFPB which went into effect in January 2014. We discontinued our reduced documentation loan program in January 2014 in order to comply with the CFPB’s new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. During 2013, 22% of our total loan production consisted of reduced documentation loans to borrowers with acceptable credit and larger down payments resulting in loss ratios similar to our full documentation portfolio.

Total mortgage-backed securities decreased $1.65 billion to $7.30 billion at June 30, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to securities sales of $984.9 million and repayments of $769.0 million of mortgage-backed securities during the first six months of 2014. We sold these mortgage-backed securities to take advantage of current market demand and prices in advance of an anticipated rising interest rate environment. The proceeds from the sales have been invested primarily in short-term liquid assets with some invested in mortgage-backed securities. While this further increases our levels of low-yielding, short-term liquid assets, we believe this better positions our balance sheet for future strategic initiatives such as a potential balance sheet restructuring. During the first six months of 2014, we purchased $94.4 million of mortgage-backed securities issued by U.S. government-sponsored entities.

Total deposits amounted to $20.51 billion at June 30, 2014 as compared to $21.47 billion at December 31, 2013. The decrease in deposits was due to our decision to maintain lower deposit rates that allow us to manage deposit levels at a time when we are experiencing excess liquidity from prepayment activity on mortgage-related assets and limited investment opportunities with attractive yields.

Borrowings amounted to $12.18 billion at June 30, 2014 with an average cost of 4.59%. During the first quarter of 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The modification resulted in a slight increase in the weighted average cost of the borrowings that were modified.

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

On two occasions, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. Most recently, on December 17, 2013, M&T and the Company announced that they entered into Amendment No. 2 to the Merger Agreement. Amendment No. 2 further extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from January 31, 2014 to December 31, 2014, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals of the Merger to permit the closing to occur on or prior to December 31, 2014. Amendment No. 2 also permits the Company to take certain interim actions, including with respect to our conduct of business, implementation of our Strategic Plan, retention incentives and certain other matters with respect to our personnel, prior to the completion of the Merger. While Amendment No. 2 extends the date after which either party may elect to terminate the Merger Agreement from January 31, 2014 to December 31, 2014, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets decreased $906.7 million, or 2.4%, to $37.70 billion at June 30, 2014 from $38.61 billion at December 31, 2013. The decrease in total assets reflected a $1.65 billion decrease in total mortgage-backed securities and a $937.9 million decrease in net loans, partially offset by a $1.13 billion increase in cash and cash equivalents and a $605.7 million increase in investment securities.

Total cash and cash equivalents increased $1.13 billion to $5.45 billion at June 30, 2014 as compared to $4.32 billion at December 31, 2013. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us are creating more significant duration risk at relatively low yields. We have maintained lower deposit rates to allow a reduction in our deposits to help alleviate the pressure created by our increasing cash position. Accordingly, we have used a portion of our excess cash inflows to fund these deposit reductions.

Net loans decreased to $23.00 billion at June 30, 2014 as compared to $23.94 billion at December 31, 2013 due primarily to a decrease in loan production. During the first six months of 2014, our loan production (origination and purchases) amounted to $813.4 million as compared to $1.73 billion for the same period in 2013. Loan production was offset by principal repayments of $1.72 billion for the first six months of 2014, as compared to principal repayments of $3.55 billion for the first six months of 2013. The decline in our loan production during the first six months of 2014 reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. In addition, loan production has been impacted by the new qualified mortgage regulations issued by the CFPB. Effective in January 2014, we discontinued our reduced documentation loan program in order to comply with the new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage.” During 2013, 22% of our total loan production consisted of reduced documentation loans to borrowers with acceptable credit and larger down payments resulting in loss ratios similar to our prime portfolio.

Our first mortgage loan production during the first six months of 2014 was substantially all in one- to four-family mortgage loans. Approximately 79% of mortgage loan production for the first six months of 2014 were variable-rate loans as compared to approximately 81% for the corresponding period in 2013. Fixed-rate mortgage loans accounted for 54.5% of our first mortgage loan portfolio at June 30, 2014 as compared to 55.4% at December 31, 2013.

Our ALL amounted to $255.0 million at June 30, 2014 and $276.1 million at December 31, 2013. Non-performing loans amounted to $1.01 billion, or 4.35% of total loans, at June 30, 2014 as compared to $1.05 billion, or 4.35% of total loans, at December 31, 2013.

Total mortgage-backed securities decreased $1.65 billion to $7.30 billion at June 30, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to security sales of $984.9 million and repayments of $769.0 million of mortgage-backed securities during the first six months of 2014. We sold these mortgage-backed securities to take advantage of current market demand and prices in advance of an anticipated rising interest rate environment. The proceeds from the sales have been invested primarily in short-term liquid assets with some invested in mortgage-backed securities. While this further increases our levels of low-yielding, short-term liquid assets, we believe this better positions our balance sheet for future strategic initiatives such as a potential balance sheet restructuring.

Total investment securities increased $605.7 million to $942.0 million at June 30, 2014 as compared to $336.3 million at December 31, 2013. The increase was due primarily to purchases of $600.8 million of U.S. Treasury securities with a remaining term to maturity of approximately 18 months. These securities were purchased to be used as collateral for our outstanding borrowings.

Total liabilities decreased $977.0 million, or 2.9%, to $32.89 billion at June 30, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities primarily reflected a decrease in total deposits of $958.5 million, while total borrowed funds remained unchanged.

Total deposits decreased $958.5 million, or 4.5%, to $20.51 billion at June 30, 2014 from $21.47 billion at December 31, 2013. The decrease in total deposits reflected a $527.9 million decrease in our money market accounts and a $420.5 million decrease in our time deposits accounts. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates that allow us to manage deposit levels at a time when there are limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. We had 135 banking offices at both June 30, 2014 and December 31, 2013.

Borrowings amounted to $12.18 billion at both June 30, 2014 and December 31, 2013. At June 30, 2014, we had $3.88 billion of borrowed funds with put dates within one year, including $3.33 billion that can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would likely not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity increased $70.3 million to $4.81 billion at June 30, 2014 from $4.74 billion at December 31, 2013. The increase was primarily due to net income of $81.7 million and a $19.2 million change in accumulated other comprehensive income, partially offset by cash dividends paid to common shareholders of $40.1 million.

Accumulated other comprehensive income amounted to $25.6 million at June 30, 2014 as compared to accumulated other comprehensive income of $6.3 million at December 31, 2013. The $19.2 million change in accumulated other comprehensive income primarily reflects an increase in the net unrealized gain on securities available for sale at June 30, 2014 as compared to December 31, 2013.

As of June 30, 2014, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the second quarter of 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At June 30, 2014, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At June 30, 2014, our shareholders’ equity to asset ratio was 12.77% compared with 12.28% at December 31, 2013. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.65 at June 30, 2014 and $9.52 at December 31, 2013. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.34 as of June 30, 2014 and $9.21 at December 31, 2013.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2014 and 2013

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2014				2013
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$23,083,914	$247,124	4.28%		$25,206,816	$283,857	4.50%
Consumer and other loans	207,456	2,199	4.24		231,791	2,611	4.51
Federal funds sold and other overnight deposits	5,252,541	3,316	0.25		2,938,417	1,969	0.27
Mortgage-backed securities at amortized cost	7,646,018	41,723	2.18		9,706,470	52,665	2.17
Federal Home Loan Bank stock	337,942	3,338	3.95		347,822	3,516	4.04
Investment securities, at amortized cost	539,141	1,505	1.12		521,924	2,891	2.22

Total interest-earning assets	37,067,012	299,205	3.23		38,953,240	347,509	3.57

Noninterest-earnings assets (4)	901,004				1,101,710

Total Assets	$37,968,016				$40,054,950

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	1,045,799	392	0.15		$982,386	504	0.21
Interest-bearing transaction accounts	2,163,365	1,558	0.29		2,232,757	1,853	0.33
Money market accounts	4,788,273	2,366	0.20		6,078,945	3,967	0.26
Time deposits	12,112,789	35,857	1.19		12,940,974	40,280	1.25

Total interest-bearing deposits	20,110,226	40,173	0.80		22,235,062	46,604	0.84

Repurchase agreements	6,150,000	69,083	4.44		6,950,000	78,283	4.46
Federal Home Loan Bank of New York advances	6,025,000	72,267	4.75		5,225,000	62,769	4.75

Total borrowed funds	12,175,000	141,350	4.59		12,175,000	141,052	4.58

Total interest-bearing liabilities	32,285,226	181,523	2.23		34,410,062	187,656	2.19

Noninterest-bearing liabilities:
Noninterest-bearing deposits	659,994				644,520
Other noninterest-bearing liabilities	204,034				243,891

Total noninterest-bearing liabilities	864,028				888,411

Total liabilities	33,149,254				35,298,473
Shareholders’ equity	4,818,762				4,756,477

Total Liabilities and Shareholders’ Equity	$37,968,016				$40,054,950

Net interest income/net interest rate spread (2)		$117,682	1.00			$159,853	1.38

Net interest-earning assets/net interest margin (3)	$4,781,786		1.29%		$4,543,178		1.64%

Ratio of interest-earning assets to interest-bearing liabilities			1.15	x			1.13	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $42.5 million and $112.3 million for the quarters ended June 30, 2014 and 2013, respectively.

General. Net income was $39.2 million for the second quarter of 2014 as compared to $48.7 million for the second quarter of 2013. Both basic and diluted earnings per common share were $0.08 for the second quarter of 2014 as compared to both basic and diluted earnings per share of $0.10 for the second quarter of 2013. For the second quarter of 2014, our annualized return on average shareholders’ equity was 3.25% as compared to 4.10% for the corresponding period in 2013. Our annualized return on average assets for the second quarter of 2014 was 0.41% as compared to 0.49% for the second quarter of 2013. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the second quarter of 2014.

Interest and Dividend Income. Total interest and dividend income for the second quarter of 2014 decreased $48.3 million, or 13.9%, to $299.2 million from $347.5 million for the second quarter of 2013. The decrease in total interest and dividend income was due to a $1.88 billion decrease in the average balance of total interest-earning assets during the second quarter of 2014 to $37.07 billion from $38.95 billion for the second quarter of 2013 as well as a decrease in the annualized weighted-average yield on total interest earning assets. The decrease in the average balance of total interest-earning assets for the second quarter of 2014 as compared to the second quarter of 2013 was due primarily to repayments of mortgage-related assets as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The annualized weighted-average yield on total interest-earning assets was 3.23% for the second quarter of 2014 as compared to 3.57% for the second quarter of 2013. The decrease in the annualized weighted average yield on interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.31 billion increase in the average balance of Federal funds sold and other overnight deposits to $5.25 billion which had an average yield of 0.25% during the second quarter of 2014.

Interest on first mortgage loans decreased $36.8 million, or 13.0%, to $247.1 million for the second quarter of 2014 from $283.9 million for the second quarter of 2013. The decrease in interest on first mortgage loans was primarily due to a $2.13 billion decrease in the average balance of first mortgage loans to $23.08 billion for the second quarter of 2014 from $25.21 billion for the same quarter in 2013. The decrease in interest income on first mortgage loans was also due to a 22 basis point decrease in the annualized weighted-average yield to 4.28% for the second quarter of 2014 from 4.50% for the second quarter of 2013.

The decrease in the average yield earned on first mortgage loans during the second quarter of 2014 was due to repayments of higher-yielding loans and the rates on newly originated mortgage loans which have been below the average yield on our portfolio, reflecting overall low market rates. Consequently, the average yield on our loan portfolio continued to decline during the second quarter of 2014. In addition, our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment and also the impact of the CFPB’s new ability to repay and qualified mortgage regulations, which went into effect in January 2014. During the first six months of 2014, our loan production (originations and purchases) amounted to $813.4 million as compared to $1.73 billion for the same period in 2013. Loan production was offset by principal repayments of $1.72 billion for the first six months of 2014 as compared to $3.55 billion for the same period in 2013.

Interest on consumer and other loans decreased $412,000 to $2.2 million for the second quarter of 2014 from $2.6 million for the second quarter of 2013 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $24.3 million to $207.5 million for the second quarter of 2014 from $231.8 million for the second quarter of 2013 and the average yield earned decreased 27 basis points to 4.24% from 4.51% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $11.0 million to $41.7 million for the second quarter of 2014 from $52.7 million for the second quarter of 2013. This decrease was due primarily to a $2.06 billion decrease in the average balance of mortgage-backed securities to $7.65 billion for the second quarter of 2014 from $9.71 billion for the second quarter of 2013. This was partially offset by an increase in the annualized weighted-average yield of mortgage-backed securities to 2.18% for the second quarter of 2014 as compared to 2.17% for second quarter of 2013.

The decrease in the average balance of mortgage-backed securities was due to sales of mortgage-backed securities as well as principal repayments during 2013 and the first half of 2014. During the six months ended June 30 2014, we sold $984.9 million of mortgage-backed securities to realize gains that would likely decrease as market interest rates increase and as the outstanding principal balance of these securities decreases due to repayments.

Interest on investment securities decreased $1.4 million to $1.5 million for the second quarter of 2014 as compared to $2.9 million for the second quarter of 2013. This decrease was due to a 110 basis point decrease in the annualized weighted-average yield to 1.12% for the second quarter of 2014 from 2.22% for the second quarter of 2013. The decrease in the average yield earned reflects current market interest rates. The effect of the decrease in the average yield earned was partially offset by a $17.2 million increase in the average balance of investment securities to $539.1 million for the second quarter of 2014 from $521.9 million for the second quarter of 2013. The increase in the average balance of investment securities for the second quarter of 2014 was due to the purchase of $600.8 million of U.S. Treasury securities partially offset by the sale of corporate bonds with an amortized cost of $405.7 million in the second half of 2013.

Interest on Federal funds sold and other overnight deposits amounted to $3.3 million for the second quarter of 2014 as compared to $2.0 million for the second quarter of 2013. The increase in interest income on Federal funds sold and other overnight deposits was primarily due to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $5.25 billion for the second quarter of 2014 as compared to $2.94 billion for the second quarter of 2013. The yield earned on Federal funds sold and other overnight deposits was 0.25% for the 2014 second quarter and 0.27% for the 2013 second quarter.

The increase in the average balance of Federal funds sold and other overnight deposits for the second quarter of 2014 was due primarily to repayments on mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. Total interest expense for the quarter ended June 30, 2014 decreased $6.2 million, or 3.3%, to $181.5 million from $187.7 million for the quarter ended June 30, 2013. This decrease was primarily due to a $2.12 billion, or 6.2%, decrease in the average balance of total interest-bearing liabilities to $32.29 billion for the quarter ended June 30, 2014 from $34.41 billion for the quarter ended June 30, 2013. This was partially offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.23% for the quarter ended June 30, 2014 as compared to 2.19% for the quarter ended June 30, 2013. The decrease in the average balance of total interest-bearing liabilities was due to a $2.13 billion decrease in the average balance of total deposits.

Interest expense on deposits decreased $6.4 million, or 13.7%, to $40.2 million for the second quarter of 2014 from $46.6 million for the second quarter of 2013. The decrease is primarily due to a $2.13 billion decrease in the average balance of interest-bearing deposits to $20.11 billion for the second quarter of 2014 from $22.24 billion for the second quarter of 2013. In addition, the average cost of interest-bearing deposits declined 4 basis points to 0.80% for the second quarter of 2014 from 0.84% for the second quarter of 2013.

Interest expense on time deposits decreased $4.4 million to $35.9 million for the second quarter of 2014 from $40.3 million for the second quarter of 2013. This was due primarily to a decrease of $828.2 million in the average balance of time deposit accounts to $12.11 billion for the second quarter of 2014 from $12.94 billion in the second quarter of 2013. In addition, the average cost of time deposits decreased 6 basis points to 1.19% for the second quarter of 2014 as compared to 1.25% for the second quarter of 2013.

Interest expense on money market accounts decreased $1.6 million to $2.4 million for the second quarter of 2014 from $4.0 million for the second quarter of 2013. This was due primarily to a decrease of 6 basis points in the annualized weighted-average cost to 0.20% for the second quarter of 2014 from 0.26% for the second quarter of 2013. The decrease was also due to a $1.29 billion decrease in the average balance of money market accounts to $4.79 billion for the second quarter of 2014 from $6.08 billion for the second quarter of 2013.

The decrease in the average cost of deposits for the second quarter of 2014 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on borrowed funds increased slightly to $141.4 million for the second quarter of 2014 from $141.1 million for the second quarter of 2013. The average cost of borrowed funds was 4.59% for the quarter ended June 30, 2014 as compared to 4.58% for the quarter ended June 30, 2013. The average balance of borrowings was unchanged for both comparative periods. The increase in the average cost of borrowed funds reflects a shift in our borrowings towards FHLB advances which have a slightly higher cost. During the first quarter of 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The slight increase in the average cost of borrowed funds coupled with the decline in the average balance of our deposits caused our overall average cost of funds to increase slightly.

At June 30, 2014 we had $3.88 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $42.2 million, or 26.4%, to $117.7 million for the second quarter of 2014 from $159.9 million for the second quarter of 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 1.00% for the second quarter of 2014 as compared to 1.38% for the second quarter of 2013. Our net interest margin was 1.29% for the second quarter of 2014 as compared to 1.64% for the second quarter of 2013.

The decreases in our interest rate spread and net interest margin for the second quarter of 2014 as compared to the second quarter of 2013 are primarily due to repayments of higher yielding assets due to the low interest rate environment and a $2.31 billion increase in the average balance of Federal funds and other overnight deposits, which yielded 0.25% during this same period, all of which caused our average yield on interest earning assets to decline while the average cost of interest bearing liabilities rose slightly. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. There was no provision for loan losses for the quarter ended June 30, 2014 as compared to $12.5 million for the quarter ended June 30, 2013. The ALL amounted to $255.0 million at June 30, 2014 as compared to $276.1 million at December 31, 2013 and $297.3 million at June 30, 2013. The decrease in the provision for loan losses for the quarter ended June 30, 2014 is due primarily to improving home prices and economic conditions in our lending market areas, a decrease in the size of the loan portfolio and a decrease in the amount of both non-performing loans and early stage delinquencies. We did not record a provision for loan losses during the second quarter of 2014 based on our ALL methodology which considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly the level of unemployment, and growth or shrinkage in the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first six months of 2014, the average LTV ratio for our first mortgage loan originations was 60%. The weighted average LTV ratio for our one-to four-family mortgage loan portfolio was 59% at June 30, 2014, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2014, we concluded that home values in our primary lending markets have increased approximately 6% since the second quarter of 2013.

Economic conditions in our primary market area continued to improve modestly during the first six months of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $1.01 billion at June 30, 2014 as compared to $1.05 billion at December 31, 2013 and $1.11 billion at June 30, 2013. Non-performing loans at June 30, 2014 included $999.6 million of one- to four-family first mortgage loans as compared to $1.04 billion at December 31, 2013 and $1.10 billion at June 30, 2013. The ratio of non-performing loans to total loans was 4.35% at both June 30, 2014 and December 31, 2013 and was 4.42% at June 30, 2013. Loans delinquent 30 to 59 days amounted to $274.9 million at June 30, 2014 as compared to $311.9 million at December 31, 2013 and $334.4 million at June 30, 2013. Loans delinquent 60 to 89 days amounted to $136.5 million at June 30, 2014 as compared to $161.5 million at December 31, 2013 and $212.6 million at June 30, 2013. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $62.0 million to $411.4 million at June 30, 2014 from $473.4 million at December 31, 2013 and decreased $135.6 million from $547.0 million at June 30, 2013. Foreclosed real estate amounted to $77.8 million at June 30, 2014 as compared to $70.4 million at December 31, 2013, and $61.6 million at June 30, 2013. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the ability of real estate values to fluctuate, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At June 30, 2014, the ratio of the ALL to non-performing loans was 25.29% as compared to 26.31% at December 31, 2013 and 26.73% at June 30, 2013. The ratio of the ALL to total loans was 1.10% at June 30, 2014 as compared to 1.15% at December 31, 2013 and 1.18% at June 30, 2013. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain new collateral values by the time a loan becomes 180 days past due and annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries amounted to $10.7 million for the second quarter of 2014 as compared to $16.3 million for the second quarter of 2013. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $592,000 for the second quarter of 2014 as compared to a net gain of $803,000 for the second quarter of 2013. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate, calculated without regard for previous charge-offs and write-downs, was 14% for the quarter ended June 30, 2014 as compared to 20% for the quarter ended June 30, 2013.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2014, 85% of our loan portfolio and 76% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.1% at June 30, 2014 compared to 13.6% at December 31, 2013.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during the first quarter of 2014. The adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2014 was 59%, using the appraised value of the collateral property at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 76% of our non-performing loans were located at June 30, 2014, by approximately 19% from the peak of the market in 2006 through April 2014 and by 17% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 75% at June 30, 2014 using appraised values at the time of origination. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $10.7 million for the second quarter of 2014 as compared to net charge-offs of $16.3 million for the second quarter of 2013. Net charge-offs as a percentage of average loans was 0.18% for the quarter ended June 30, 2014 as compared to 0.26% for the quarter ended June 30, 2013.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey where 76% of our non-performing loans are located. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

Commercial and construction loans evaluated for impairment amounted to $5.3 million, $8.7 million and $11.2 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Based on this evaluation, we established an ALL of $1,000 for these loans classified as impaired at June 30, 2014 as compared to $527,000 at December 31, 2013 and $901,000 at June 30, 2013.

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

Non-Interest Income. Total non-interest income was $21.2 million for the second quarter of 2014 as compared to $9.6 million for the second quarter of 2013. Included in non-interest income for the second quarter of 2014 were $19.5 million in gains from the sale of $565.6 million of mortgage-backed securities. Gains on the sales of securities amounted to $7.2 million in the second quarter of 2013. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense decreased $3.5 million to $73.1 million for the second quarter of 2014 from $76.6 million for the second quarter of 2013. This decrease was due to a $6.5 million decrease in Federal deposit insurance expense partially offset by a $3.5 million increase in other non-interest expense.

Compensation and employee benefit costs decreased $208,000, or 0.6%, to $32.4 million for the second quarter of 2014 as compared to $32.6 million for the same period in 2013. The decrease in compensation and employee benefit costs is primarily due to a $2.3 million decrease in compensation expense and a $1.3 million decrease in postretirement benefit costs, partially offset by increases of $1.9 million in medical plan expenses and $1.2 million in stock benefit plan expense. The increase in stock benefit plan expense was due primarily to an increase in the market price of our common stock. At June 30, 2014, we had 1,514 full-time equivalent employees as compared to 1,522 at June 30, 2013.

For the quarter ended June 30, 2014, Federal deposit insurance expense decreased $6.5 million, or 33.2%, to $13.1 million from $19.6 million for the quarter ended June 30, 2013. The decrease in Federal deposit insurance expense for the quarter ended June 31, 2014 is primarily due to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Other non-interest expense increased $3.5 million to $18.2 million for the quarter ended June 30, 2014 as compared to $14.7 million for the second quarter of 2013. This increase was due primarily to an increase of $1.8 million in professional service fees and an increase of $691,000 in foreclosed real estate expenses.

The increase in professional service fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well as the use of consultants to supplement staffing during the pendency of the Merger.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $592,000 for the second quarter of 2014 as compared to net gain of $803,000 for the second quarter of 2013. We sold 70 properties during the second quarter of 2014 and had 228 properties in foreclosed real estate with a carrying value of $77.8 million, 85 of which were under contract to sell as of June 30, 2014. For the second quarter of 2013, we sold 58 properties and had 149 properties in foreclosed real estate with a carrying value of $61.6 million, of which 35 were under contract to sell as of June 30, 2013.

Income Taxes. Income tax expense amounted to $26.6 million for the second quarter of 2014 as compared to income tax expense of $31.6 million for the corresponding period in 2013. Our effective tax rate for the second quarter of 2014 was 40.41% compared with 39.34% for the second quarter of 2013.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2014 and 2013

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2014				2013
			Average				Average
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$23,309,914	$500,263	4.29%		$25,692,014	$578,247	4.50%
Consumer and other loans	209,764	4,477	4.27		238,701	5,316	4.45
Federal funds sold and other overnight deposits	4,942,571	6,202	0.25		2,311,499	2,841	0.25
Mortgage-backed securities at amortized cost	8,034,614	90,424	2.25		9,997,654	113,572	2.27
Federal Home Loan Bank stock	342,496	7,494	4.38		352,121	7,724	4.39
Investment securities, at amortized cost	442,286	2,884	1.30		487,337	5,874	2.41

Total interest-earning assets	37,281,645	611,744	3.28		39,079,326	713,574	3.65

Noninterest-earnings assets (4)	905,703				1,194,491

Total Assets	$38,187,348				$40,273,817

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	1,033,539	770	0.15		$972,192	1,105	0.23
Interest-bearing transaction accounts	2,179,399	3,118	0.29		2,252,840	3,988	0.36
Money market accounts	4,985,144	4,839	0.20		6,330,416	9,553	0.30
Time deposits	12,212,864	72,084	1.19		12,950,186	81,097	1.26

Total interest-bearing deposits	20,410,946	80,811	0.80		22,505,634	95,743	0.86

Repurchase agreements	6,401,934	142,730	4.43		6,950,000	155,337	4.45
Federal Home Loan Bank of New York advances	5,773,066	138,185	4.76		5,225,000	125,258	4.77

Total borrowed funds	12,175,000	280,915	4.59		12,175,000	280,595	4.58

Total interest-bearing liabilities	32,585,946	361,726	2.21		34,680,634	376,338	2.19

Noninterest-bearing liabilities:
Noninterest-bearing deposits	591,218				576,235
Other noninterest-bearing liabilities	207,396				271,296

Total noninterest-bearing liabilities	798,614				847,531

Total liabilities	33,384,560				35,528,165
Shareholders’ equity	4,802,788				4,745,652

Total Liabilities and Shareholders’ Equity	$38,187,348				$40,273,817

Net interest income/net interest rate spread (2)		$250,018	1.07			$337,236	1.46

Net interest-earning assets/net interest margin (3)	$4,695,699		1.35%		$4,398,692		1.71%

Ratio of interest-earning assets to interest-bearing liabilities			1.14	x			1.13	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $46.4 million and $112.8 million for the six months ended June 30, 2014 and 2013, respectively.

General. Net income was $81.7 million for the six months ended June 30, 2014 as compared to net income of $96.7 million for the six months ended June 30, 2013. Both basic and diluted earnings per common share were $0.16 for the six months ended June 30, 2014 as compared to both basic and diluted earnings per share of $0.19 for the six months ended June 30, 2013. For the six months ended June 30, 2014, our annualized return on average shareholders’ equity was 3.40%, compared with 4.07% for the six months ended June 30, 2013. Our annualized return on average assets for the six months ended June 30, 2014 was 0.43% as compared to 0.48% for the six months ended June 30, 2013.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2014 decreased $101.9 million, or 14.3%, to $611.7 million from $713.6 million for the six months ended June 30, 2013. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $1.80 billion, or 4.6%, to $37.28 billion for the six months ended June 30, 2014 from $39.08 billion for the six months ended June 30, 2013. The decrease in total interest and dividend income was also due to a decrease of 37 basis points in the annualized weighted-average yield on total interest-earning assets to 3.28% for the six months ended June 30, 2014 from 3.65% for the same period in 2013. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during the first six months of 2014 as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.63 billion increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.25% during the six months ended June 30, 2014.

For the six months ended June 30, 2014, interest on first mortgage loans decreased $77.9 million, or 13.5%, to $500.3 million from $578.2 million for the six months ended June 30, 2013. This was primarily due to a $2.38 billion decrease in the average balance of first mortgage loans to $23.31 billion for the six months ended June 30, 2014 from $25.69 billion for the six months ended June 30, 2013. The decrease in interest income on mortgage loans was also due to a 21 basis point decrease in the annualized weighted-average yield to 4.29% for the six months ended June 30, 2014 from 4.50% for the six months ended June 30, 2013.

The decrease in the annualized weighted-average yield earned on first mortgage loans during the six months ended June 30, 2014 was due to repayments of higher-yielding loans and the rates on newly originated mortgage loans which have been below the average yield on our portfolio, reflecting overall low market rates. Consequently, the average yield on our loan portfolio continued to decline during the first six months of 2014. In addition, our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment and also the impact of the CFPB’s new qualified mortgage regulations, which went into effect in January 2014.

Interest on consumer and other loans decreased $839,000 to $4.5 million for the six months ended June 30, 2014 from $5.3 million for the six months ended June 30, 2013. The average balance of consumer and other loans decreased $28.9 million to $209.8 million for the first six months of 2014 from $238.7 million for the first six months of 2013 and the average yield earned decreased 18 basis points to 4.27% from 4.45% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $23.2 million to $90.4 million for the six months ended June 30, 2014 from $113.6 million for the six months ended June 30, 2013. This decrease was due primarily to a $1.97 billion decrease in the average balance of mortgage-backed securities to $8.03 billion during the first six months of 2014 from $10.00 billion for the first six months of 2013. The annualized weighted-average yield of mortgage-backed securities was 2.25% for the first six months of 2014 as compared to 2.27% for the first six months of 2013.

The decrease in the average yield earned on mortgage-backed securities during the six months ended June 30, 2014 was a result of principal repayments on securities that have higher yields than the existing portfolio as well as the re-pricing of variable rate mortgage-backed securities in this low interest rate environment. The decrease in the average balance of mortgage-backed securities during this same period was due to sales of mortgage-backed securities and principal repayments. During the first six months of 2014, we sold $984.9 million of mortgage-backed securities to realize gains that would decrease as market interest rates increase and as repayments reduced the outstanding principal balance on these securities.

For the six months ended June 30, 2014, interest on investment securities decreased $3.0 million to $2.9 million as compared to $5.9 million for the six months ended June 30, 2013. This decrease was due to a decrease of 111 basis points in the annualized weighted-average yield to 1.30% for the first six months of 2014 from 2.41% for the same period in 2013. This decrease was also due to a $45.0 million decrease in the average balance of investment securities to $442.3 million for the first six months of 2014 as compared to $487.3 million for the first six months of 2013. The decrease in the average yield earned reflects current market interest rates.

Dividends on FHLB stock decreased $230,000 or 3.0%, to $7.5 million for the six months ended June 30, 2014 from $7.7 million for the six months ended June 30, 2013. The decrease was primarily due to a $9.6 million decrease in the average balance of FHLB stock to $342.5 million for the first six months of 2014 as compared to $352.1 million for the first six months of 2013. The average dividend yield earned on FHLB stock was 4.38% for the six months ended June 30, 2014 and was 4.39% for the same period in 2013.

Interest on Federal funds sold and other overnight deposits amounted to $6.2 million for the six months ended June 30, 2014 as compared to $2.8 million for the six months ended June 30, 2013 due primarily to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $4.94 billion for the first six months of 2014 as compared to $2.31 billion for the same period in 2013. The yield earned on Federal funds and other overnight deposits was 0.25% for both the six months ended June 30, 2014 and 2013.

The increase in the average balance of Federal funds sold and other overnight deposits for the six month period ended June 30, 2014 was due primarily to repayments on mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. For the six months ended June 30, 2014 total interest expense decreased $14.6 million, or 3.9%, to $361.7 million from $376.3 million for the six months ended June 30, 2013. This decrease was primarily due to a $2.09 billion, or 6.0%, decrease in the average balance of total interest-bearing liabilities to $32.59 billion for the six months ended June 30, 2014 compared with $34.68 billion for the six months ended June 30, 2013. This was partially offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.21% for the six months ended June 30, 2014 as compared to 2.19% for the six months ended June 30, 2013. The decrease in the average balance of total interest-bearing liabilities was due to a $2.09 billion decrease in the average balance of total deposits.

Interest expense on deposits decreased $14.9 million, or 15.6%, to $80.8 million for the six months ended June 30, 2014 from $95.7 million for the six months ended June 30, 2013. The decrease is primarily due to a $2.10 billion decrease in the average balance of interest-bearing deposits to $20.41 billion for the first six months of 2014 from $22.51 billion for the first six months of 2013. The decrease is also due to a decrease in the average cost of interest-bearing deposits of 6 basis points to 0.80% for the first six months of 2014 from 0.86% for the first six months of 2013.

Interest expense on our time deposit accounts decreased $9.0 million to $72.1 million for the six months ended June 30, 2014 as compared to $81.1 million for the six months ended June 30, 2013. This decrease was due to a $737.3 million decrease in the average balance of time deposit accounts to $12.21 billion for the six months ended June 30, 2014 from $12.95 billion for the same period in 2013. The decrease was also due to a 7 basis point decrease in the annualized weighted-average cost to 1.19% for the six months ended June 30, 2014 compared with 1.26% for the six months ended June 30, 2013 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction while profitable investment opportunities remain scarce in the current environment.

Interest expense on money market accounts decreased $4.8 million to $4.8 million for the six months ended June 30, 2014 from $9.6 million for the six months ended June 30, 2013. This decrease was due to a decrease in the annualized weighted-average cost of 10 basis points to 0.20% for the six months ended June 30, 2014 from 0.30% for the six months ended June 30, 2013. This decrease was also the result of a $1.34 billion decrease in the average balance of money market accounts to $4.99 billion for the six months ended June 30, 2014 from $6.33 billion for the six months ended June 30, 2013.

Interest expense on our interest-bearing transaction accounts decreased $870,000 to $3.1 million for the six months ended June 30, 2014 from $4.0 million for the same period in 2013. The decrease is due to a 7 basis point decrease in the annualized weighted-average cost to 0.29% for the six months ended June 30, 2014 as compared to 0.36% for the same period in 2013. The decrease was also the result of $73.4 million decrease in the average balance to $2.18 billion for the six months ended June 30, 2014 as compared to $2.25 billion for the same period in 2013.

The decrease in the average cost of deposits for the first six months of 2014 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

For the six months ended June 30, 2014 interest expense on borrowed funds increased to $280.9 million as compared to $280.6 million for the six months ended June 30, 2013. The average cost of borrowed funds was 4.59% for the six months ended June 30, 2014 as compared to 4.58% for the six months ended June 30, 2013. The average balance of borrowings was unchanged for both comparative periods.

Borrowings amounted to $12.18 billion at June 30, 2014 with an average cost of 4.59%. There are no scheduled maturities for 2014. During the first quarter of 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The modification resulted in a slight increase in the weighted average cost of the borrowings that were modified.

Net Interest Income. Net interest income decreased $87.2 million, or 25.9%, to $250.0 million for the first six months of 2014 as compared to $337.2 million for the first six months of 2013. Our interest rate spread decreased 39 basis points to 1.07% for the six months ended June 30, 2014 as compared to 1.46% for the six months ended June 30, 2013. Our net interest margin decreased 36 basis points to 1.35% for the six months ended June 30, 2014 as compared to 1.71% for the six months ended June 30, 2013. The decrease in our interest rate spread and net interest margin for the six months ended June 30, 2014 is primarily due to repayments of higher yielding assets due to the low interest rate environment and an increase in the average balance of Federal funds and other overnight deposits which yield 0.25%.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2014 as compared to $32.5 million for the six months ended June 30, 2013. The ALL amounted to $255.0 million at June 30, 2014 and $276.1 million at December 31, 2013. The decrease in our provision for loan losses was due primarily to improving home prices and economic conditions, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first six months of 2014 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $38.9 million for the first six months of 2014 as compared to $12.1 million for the same period in 2013. Included in non-interest income for the first six months 2014 were $35.5 million in gains from the sale of $984.9 million of mortgage-backed securities. Gains on the sales of securities amounted to $7.2 million for the six months ended June 30, 2013.

Non-Interest Expense. Total non-interest expense amounted to $152.8 million for the six months ended June 30, 2014 as compared to $157.9 million for the six months ended June 30, 2013.

Compensation and employee benefit costs increased $1.8 million, or 2.8%, to $66.0 million for the first six months of 2014 as compared to $64.2 million for the same period in 2013. The increase in compensation costs is primarily due to increases of $3.1 million in stock benefit plan expense and $2.9 million in medical plan expenses. The increases were partially offset by decreases of $2.9 million in pension plan expense and $1.9 million in compensation expense.

For the six months ended June 30, 2014 Federal deposit insurance expense decreased $16.7 million, or 38.2%, to $27.0 million from $43.7 million for the six months ended June 30, 2013. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

For the six months ended June 30, 2014, other non-interest expense increased $9.2 million to $40.7 million as compared to $31.5 million for the same period in 2013. This increase was due to an increase of $2.2 million in foreclosed property expenses, a $4.0 million increase in professional fees and a $3.0 million increase in our reserve related to our claim against the Lehman Brothers, Inc. estate.

The increase in professional fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well as the use of consultants to supplement staffing during the pendency of the Merger.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”)

notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during the first quarter of 2014.

Included in other non-interest expense were write-downs on foreclosed real estate and net gains and losses on the sale of foreclosed real estate which amounted to a net gain of $670,000 for the six months ended June 30, 2014 as compared to a net gain of $407,000 for the comparable period in 2013. We sold 116 properties during the first six months of 2014 as compared to 91 properties for the same period in 2013. Expenses associated with foreclosed real estate were $8.4 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes. Income tax expense amounted to $54.4 million for the six months ended of 2014 compared with an income tax expense of $62.3 million for the same quarter in 2013. Our effective tax rate was 39.99% for the six months ended of June 30, 2014 and 39.20% for the six months ended June 30, 2013.

On March 31, 2014, New York tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget that will generally become effective on January 1, 2015. Portions of the new legislation will result in significant changes in the method of calculation of income taxes for banks and thrifts operating in New York State, including changes to (1) future period tax rates and (2) rules related to the sourcing of revenue. At this time, we expect the changes to the New York tax code will cause our effective tax rate to increase. The amount of such increase will depend on the amount of revenues that are sourced to New York State under the new legislation, which can be expected to fluctuate over time. The changes in the tax code had an immaterial effect on the carrying value of the Company’s net deferred tax asset at March 31, 2014 (the date the legislation was signed into law).

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2014		December 31, 2013
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$18,907,354	81.66%	$19,518,912	80.95%
Interest-only	3,283,509	14.18	3,648,732	15.13
FHA/VA	740,159	3.20	704,532	2.92
Multi-family and commercial	18,812	0.08	25,671	0.11
Construction	177	—	294	—

Total first mortgage loans	22,950,011	99.12	23,898,141	99.11

Consumer and other loans
Fixed-rate second mortgages	79,392	0.34	86,079	0.36
Home equity credit lines	105,732	0.46	108,550	0.45
Other	19,576	0.08	20,059	0.08

Total consumer and other loans	204,700	0.88	214,688	0.89

Total loans	23,154,711	100.00%	24,112,829	100.00%

Deferred loan costs	104,597		105,480
Allowance for loan losses	(255,011)		(276,097)

Net loans	$23,004,297		$23,942,212

At June 30, 2014, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 54.5% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options or negative amortization loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at June 30, 2014 are interest-only loans of approximately $3.28 billion, or 14.2% of total loans, as compared to $3.65 billion, or 15.1% of total loans, at December 31, 2013. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $115.9 million, or 11.5% of non-performing loans at June 30, 2014 as compared to non-performing interest-only loans of $135.2 million, or 12.9% of non-performing loans at December 31, 2013.

In addition to our full documentation loan program, prior to January 2014, we originated and purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We required applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and requested income, asset and credit history information from the borrower. Additionally, we verified asset holdings and obtained credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories generally did not qualify for the reduced documentation processing, although delinquencies that were adequately explained did not prohibit processing as a reduced documentation loan. We reserved the right to verify income and required asset verification, but on a case by case basis we elected to not verify or corroborate certain income information. Reduced documentation loans represent 21.6% of our one- to four-family first mortgage loans at June 30, 2014 and 21.3% at December 31, 2013. Included in our loan portfolio at June 30, 2014 are $4.24 billion of amortizing reduced documentation loans and $721.0 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at June 30, 2014 include $186.2 million of amortizing reduced documentation loans and $40.1 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013. Beginning in January 2014, we only originate loans that meet the CFPB’s requirements under the ability to repay regulation or qualified mortgage rule, although we continue to originate interest only loans, subject to full compliance with the ability to repay provisions of the rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for “qualified mortgages”.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2014		At December 31, 2013
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	42.4%	42.5%	44.2%
New York	27.6	24.9	27.1	24.1
Connecticut	14.8	8.5	14.9	8.0

Total New York metropolitan area	84.8	75.8	84.5	76.3

Pennsylvania	4.9	2.7	4.9	2.4
Massachusetts	1.9	1.7	1.8	1.6
Virginia	1.7	2.4	1.8	2.3
Maryland	1.6	4.9	1.7	4.7
Illinois	1.5	4.9	1.6	4.8
All others	3.6	7.6	3.7	7.9

Total outside New York metropolitan area	15.2	24.2	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
One-to four-family amortizing loans	$749,251	$770,641
One-to four-family interest-only loans	115,897	135,228
Multi-family and commercial mortgages	1,044	3,189
Construction loans	177	294
Consumer and other loans	7,467	7,048

Total non-accrual loans	873,836	916,400
Accruing loans delinquent 90 days or more (1)	134,417	132,844

Total non-performing loans	1,008,253	1,049,244
Foreclosed real estate, net	77,803	70,436

Total non-performing assets	$1,086,056	$1,119,680

Non-performing loans to total loans	4.35%	4.35%
Non-performing assets to total assets	2.88	2.90

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing and reverse accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $12.7 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the second quarter of 2014 for which we discontinued accruing and reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans at June 30, 2014 and December 31, 2013:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
At June 30, 2014
One- to four- family first mortgages:
Amortizing	665	$216,422	288	$98,538	2,230	$749,251
Interest-only	50	32,776	23	21,514	202	115,897
FHA/VA first mortgages	126	21,888	55	10,202	570	134,417
Multi-family and commercial mortgages	7	1,845	2	4,552	3	1,044
Construction loans	—	—	—	—	1	177
Consumer and other loans	30	1,932	15	1,733	75	7,467

Total	878	$274,863	383	$136,539	3,081	$1,008,253

Delinquent loans to total loans		1.19%		0.59%		4.35%

At December 31, 2013
One- to four- family first mortgages:
Amortizing	728	$246,435	327	$118,947	2,366	$770,641
Interest-only	51	34,277	29	21,283	235	135,228
FHA/VA first mortgages	153	27,868	73	13,963	559	132,844
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189
Construction loans	—	—	—	—	1	294
Consumer and other loans	36	1,931	18	1,337	68	7,048

Total	972	$311,895	448	$161,513	3,233	$1,049,244

Delinquent loans to total loans		1.29%		0.67%		4.35%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$118,850	$108,413
30-59 days	25,288	19,931
60-89 days	15,466	17,407
90 days or more	161,165	176,797

Total troubled debt restructurings	$320,769	$322,548

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

The following table presents loan portfolio class modified as troubled debt restructurings. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts as of the dates indicated:

	June 30, 2014			December 31, 2013
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	934	$328,995	$282,158	933	$318,908	$281,481
Interest-only	57	34,502	30,112	55	35,226	31,564
Multi-family and commercial mortgages	2	7,911	4,744	2	7,029	7,029
Consumer and other loans	34	4,006	3,755	24	2,672	2,474

Total	1,027	$375,414	$320,769	1,014	$363,835	$322,548

Foreclosed real estate amounted to $77.8 million and $70.4 million at June 30, 2014 and December 31, 2013, respectively. During the first six months of 2014 we sold 116 properties as compared to 91 properties during the first six months of 2013. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $670,000 for the six months ended June 30, 2014 as compared to a net gain of $407,000 for the comparable period in 2013. Holding costs associated with foreclosed real estate amounted to $8.4 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$265,732	$301,093	$276,097	$302,348

Provision for loan losses	—	12,500	—	32,500
Charge-offs:
First mortgage loans	(15,489)	(20,693)	(31,850)	(47,831)
Consumer and other loans	(220)	(203)	(391)	(451)

Total charge-offs	(15,709)	(20,896)	(32,241)	(48,282)
Recoveries	4,988	4,591	11,155	10,722

Net charge-offs	(10,721)	(16,305)	(21,086)	(37,560)

Balance at end of period	$255,011	$297,288	$255,011	$297,288

Allowance for loan losses to total loans	1.10%	1.18%	1.10%	1.18
Allowance for loan losses to non-performing loans	25.29	26.73	25.29	26.73
Net charge-offs as a percentage of average loans (1)	0.18	0.26	0.18	0.29

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At June 30, 2014		At December 31, 2013
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$251,160	99.04%	$271,261	99.00%
Other first mortgages	368	0.08	918	0.11

Total first mortgage loans	251,528	99.12	272,179	99.11
Consumer and other loans	3,483	0.88	3,918	0.89

Total allowance for loan losses	$255,011	100.00%	$276,097	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposits and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $813.4 million during the first six months of 2014 as compared to $1.73 billion during the first six months of 2013. Principal repayments on loans amounted to $1.72 billion and $3.55 billion for those same respective periods. At June 30, 2014, commitments to originate and purchase mortgage loans amounted to $97.9 million and $140,000 respectively, as compared to $400.7 million and $0 respectively, at June 30, 2013.

Purchases of mortgage-backed securities during the six months ended June 30, 2014 were $94.4 million as compared to $1.25 billion for the six months ended June 30, 2013. Principal repayments on mortgage-backed securities amounted to $769.0 million for the six months ended June 30, 2014 as compared to $1.79 billion for the six months ended June 30, 2013. Proceeds from sales of mortgage-backed securities during the six months ended June 30, 2014 were $984.9 million. There were no sales of mortgage-backed securities during the six months ended June 30, 2013.

At June 30, 2014, mortgage-backed securities and investment securities with an amortized cost of $7.27 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $881.0 million of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the second quarter of 2014, we had no purchases or redemptions of FHLB common stock.

During the first six months of 2014, total cash and cash equivalents increased $1.13 billion to $5.45 billion. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us are creating more significant duration risk at relatively low yields. We have maintained lower deposit rates to allow a reduction in our deposits to help alleviate the pressure created by our increasing cash position. Accordingly, we have used a portion of our excess cash inflows to fund these deposit reductions. We believe that while carrying this level of cash and cash equivalents adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $958.5 million during the first six months of 2014 as compared to a decrease of $864.6 million for the first six months of 2013. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We maintained our deposit rates at low levels during the first six months of 2014 to continue our balance sheet reduction. At June 30, 2014, time deposits scheduled to mature within one year totaled $6.80 billion with an average cost of 1.01%. These time deposits are scheduled to mature as follows: $2.51 billion with an average cost of 0.61% in the third quarter of 2014, $1.65 billion with an average cost of 0.95% in the fourth quarter of 2014, $1.05 billion with an average cost of 1.44% in the first quarter of 2015 and $1.59 billion with an average cost of 1.43% in the second quarter of 2015.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $3.88 billion at June 30, 2014, including $3.68 billion with put dates within one year. These structured putable borrowings consist of $550.0 million of one-time putable borrowings and $3.13 billion of quarterly putable borrowings. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $8.30 billion with a weighted-average rate of 4.70%. There are no scheduled maturities through June 30, 2015.

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

At June 30, 2014 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our liquidity management process is structured to meet our daily funding needs and to cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, balance sheet concentration and liquidity limits, stress testing, a cushion of liquid assets and a formal, well developed contingency funding plan.

Cash dividends paid during the six months ended June 30, 2014 were $40.1 million as compared to $59.7 million for the same period of 2013. We did not purchase any of our common shares during the first six months ended June 30, 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At June 30, 2014, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At June 30, 2014, Hudson City Bancorp had total cash and due from banks of $130.5 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank which establishes various objectives, including, but not limited to, objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan had been suspended pending the completion of the Merger. Since the execution of Amendment No. 1, we have updated the Strategic Plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company is proceeding with implementation of the prioritized aspects of the updated Strategic Plan.

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

At June 30, 2014, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.26%, 11.26% and 26.91%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table reports the amounts of our contractual obligations as of June 30, 2014.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Mortgage loan originations	$97,921	$97,921	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	—	5,100,000	2,375,000	4,700,000
Operating leases	138,824	10,691	21,009	20,118	87,006

Total	$12,411,885	$108,752	$5,121,009	$2,395,118	$4,787,006

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $151.1 million, $158,000, and $2.3 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2014. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2014, approximately 84.8% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland and Illinois, accounted for 4.9%, 1.9%, 1.7%, 1.6% and 1.5%, respectively of total loans. The remaining 3.6% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and the potential for future declines in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first six months of 2014. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

The per share fair value of these equity grants is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction of changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2014.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $152.7 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014.

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

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2013 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of June 30, 2014.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our assets and liabilities. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments such as interest rate swaps or caps during the first six months of 2014; and, we did not have any such hedging transactions in place as of June 30, 2014. Our loan and mortgage-backed securities portfolios, which comprise approximately 80% of our balance sheet, are subject to risks associated with the market for residential real estate, the economy in the greater New York metropolitan region and the general economy of the United States. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

Historically, our lending activities have emphasized one- to four-family fixed-rate first mortgage loans and purchasing variable-rate or hybrid mortgage-backed securities to complement our loan portfolio. The current prevailing interest rate environment and the desires of our customers have resulted in a demand for fixed-rate and longer-term hybrid adjustable-rate mortgage loans. Adjustable rate mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. Mortgage-related interest earning assets may have an adverse impact on our earnings in a rising rate environment as fixed rate mortgages do not reset rates as the general level of interest rates rises and the rates earned on hybrid adjustable rate loans and securities do not reset to current market interest rates as fast as the interest rates paid on our interest-bearing deposits.

These variable-rate instruments are expected to be more rate-sensitive, given the potential interest rate adjustment, than the fixed-rate loans that we have traditionally held in our portfolio. Growth in variable-rate mortgage-related assets would help reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability as the rate earned on the mortgage loan will increase as prevailing market rates increase although with a substantial lag time. In the past several years, we have succeeded in originating and purchasing a larger percentage of variable-rate mortgage-related assets in order to better manage our interest rate risk. However, this strategy may have an initial adverse impact on our net interest income and net interest margin in the short-term, as variable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

Hybrid adjustable-rate first mortgage loans constituted 68% of mortgage loan production during the first six months of 2014. In the aggregate, 55% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 45% as of June 30, 2014 compared with 44% as of December 31, 2013.

The level of prepayment activity on our interest-sensitive assets impacts our net interest income. The timing of the principal payments on mortgage loans and mortgage-backed securities can be significantly impacted by changes in market interest rates and the associated effect on the prepayment rates of our mortgage-related assets. Mortgage prepayment rates vary due to a number of factors, including economic conditions, the availability of credit, seasonal factors, and demographic variables. However, the principal factor affecting prepayment rates are the prevailing interest rates on existing mortgage loans relative to refinancing opportunities. Generally, the level of prepayment activity directly affects the yield earned on those assets as the principal payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rates. Accordingly, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets remained at elevated levels throughout 2013 but decreased significantly during the first six months of 2014.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $7.86 billion of interest-bearing non-maturity deposits, and $6.80 billion of time deposits scheduled to mature within the next 12 months.

Borrowings, advances from the Federal Home Loan Bank of NY and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of June 30, 2014 these borrowings totaled $12.18 billion, including $3.88 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion of quarterly putable borrowings, $3.13 billion with a weighted average rate of 4.45% could be put to the Bank during the third quarter of 2014. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

At June 30, 2014, the Bank had $550.0 million of one-time putable borrowings, with a weighted average rate of 4.09%, which could be put back to the Bank during the third quarter of 2014. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points.

There are $8.30 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.70%. None of these borrowings are schedule to mature before 2015.

As a result of our investment and financing decisions, the steeper and more positive the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing five years or more, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During the first six months 2014, a mixed economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a flatter yield curve.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that growth in economic activity rebounded in the second quarter. The FOMC noted that the unemployment rate declined. However, a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector remained slow. The national unemployment rate decreased to 6.2% in July 2014 from 6.7% in December 2013 and from 7.5% in June 2013. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the third quarter of 2014.

Beginning in August 2014, the FOMC decided to reduce the pace at which it will add to its holdings of agency mortgage-backed securities to $10.0 billion per month from $15.0 billion per month and to reduce the pace at which it adds to its holdings of longer-term Treasury securities to $15.0 billion per month from $20.0 billion per month. The FOMC noted that its sizeable and increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative.

With short-term market interest rates remaining at low levels during 2014, the current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of deposits, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. The yields on our primary investments of mortgage loans and mortgage-backed securities continued to move lower during the first six months of 2014.

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

During the first quarter of 2014, we implemented a new simulation model as part of our capital stress testing initiative. The new modeling system employs different methodologies and assumptions than our previous model, including a more appropriate treatment of the optionality inherent in our mortgage-related assets and our borrowed funds. In addition, the new model employs different prepayment methodologies that result in slower prepayment speeds for our mortgage-related assets. However, both models generally provide a similar outlook as to the prospective interest rate risk inherent in Hudson City’s balance sheet under various interest rate environments. Our net interest income and net present value of equity presentations below were derived from our new simulation model.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months from June 30, 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

	At June 30, 2014
Change in	Percent change in Net Interest Income
Interest Rates	Instantaneous Change	Incremental Change
(basis points)
300	12.62%	7.85%
200	11.51	6.19
100	7.47	3.70
50	4.32	3.58
<50>	(5.60)	(1.94)
<100>	(12.25)	(3.95)

Of note in the positive shock scenarios:

•	For instantaneous rate changes, interest income improves due to our large overnight funds balance as well as an increase in the yields earned on mortgage-backed securities as prepayments slow resulting in reduced amounts of premium amortization. In addition, as rates rise, the increase in deposit rates lags the increase in market rates.

•	In larger instantaneous market moves, such as an increase of 300 basis points, the re-pricing of interest-earning assets slows relative to that of deposit re-pricing and the pace of NII growth moderates slightly.

•	For incrementally rising interest rates, net interest income improves as increases in interest income outstrip the increase in interest expense as deposits re-price.

•	At June 30, 2014, net interest income increases 12.62% for instantaneous rate changes of 300 basis points as compared to 5.97% at March 31, 2014. This change was due primarily to (i) $1.85 billion of one-time putable borrowings that passed their put dates in the second quarter of 2014 and became fixed-rate fixed-maturity borrowings at their then current rates and (ii) a $324.4 million increase in overnight funds during the second quarter of 2014.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios, with instantaneous rate moves proving more unfavorable. This results from both an acceleration of prepayments on the mortgage-related assets and the fact that our non-maturity and short term time deposits, already at low rates, cannot experience the full effect of rate scenarios of minus 50 and minus 100 basis points.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at June 30, 2014. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.0% in the plus 300 basis point interest rate shock scenario.

	At June 30, 2014
Change in	Present	Basis Point
Interest Rates	Value Ratio	Change
(basis points)
300	8.21%	(371)
200	9.64	(228)
100	11.16	(76)
50	11.62	(30)
—	11.92	—
<50>	11.91	(1)
<100>	11.52	(40)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. This sensitivity measure is referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Initially, the net present value ratio is stable as the change in the duration of assets closely matches the change in the duration of liabilities even as prepayments accelerate.

•	In interest rate decreases greater than 50 basis points, prepayments accelerate on our mortgage loans and mortgage-backed securities and the duration of these assets contracts to such an extent that the duration of liabilities exceeds the duration of assets in the minus 100 basis point scenario. As a result, the net present value ratio decreases in these scenarios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2014, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $866.4 million and non-accrual other loans of $7.5 million from the table.

	At June 30, 2014
	Six	More Than	More Than	More Than	More Than
	Months	Six Months	One Year	Two Years to	Three Years	More Than
	or Less	to One Year	to Two Years	Three Years	to Five Years	Five Years	Total
Interest-earning assets
First mortgage loans	2,204,614	1,779,335	2,356,850	2,257,667	3,855,255	9,629,921	22,083,642
Consumer and other loans	88,602	9,380	7,744	14,787	5,778	70,942	197,233
Federal funds sold	5,322,044	—	—	—	—	—	5,322,044
Mortgage-backed securities	2,091,606	369,882	1,514,869	1,105,416	857,075	1,358,842	7,297,690
FHLB stock	337,295	—	—	—	—	—	337,295
Investment securities	7,224	—	600,814	—	294,965	39,011	942,014

Total interest-earning assets	10,051,385	2,158,597	4,480,277	3,377,870	5,013,073	11,098,716	36,179,918

Interest-bearing liabilities
Savings accounts	63,089	63,089	111,458	97,789	161,930	554,136	1,051,491
Interest-bearing demand	205,507	205,507	300,546	247,727	373,090	816,884	2,149,261
Money market accounts	627,872	627,870	907,516	658,058	828,455	1,010,985	4,660,756
Time deposits	4,153,011	2,642,857	3,909,465	627,709	650,665	—	11,983,707
Borrowing	—	—	1,825,000	3,275,000	2,375,000	4,700,000	12,175,000

Total interest-bearing liabilities	5,049,479	3,539,323	7,053,985	4,906,283	4,389,140	7,082,005	32,020,215

Interest sensitivity gap	5,001,906	(1,380,726)	(2,573,708)	(1,528,413)	623,933	4,016,711	4,159,703

Cumulative interest sensitivity gap	5,001,906	3,621,180	1,047,472	(480,941)	142,992	4,159,703
Cumulative interest sensitivity gap as a percentage of total assets	13.27%	9.61%	2.78%	-1.28%	0.38%	11.03%
Cumulative interest-earnings assets as a percentage of interest-bearing liabilities	199.06%	142.16%	106.70%	97.66%	100.57%	112.99%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 12 months; and

•	we expect that prepayment activity will decrease on our mortgage-related assets over the course of the next 12 months as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2013:

•	the cumulative one-year gap as a percent of total assets was positive 9.61% at June 30, 2014 vs. 6.65% at December 31, 2013 primarily due to an increase in the balance of federal funds sold to $5.32 billion at June 30, 2014 as compared to $4.19 billion at December 31, 2013.

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

Item 4. - Controls and Procedures

Ronald E. Hermance, Jr., our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the second quarter of 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-April 30, 2014	—	$—	—	50,123,550
May 1-May 31, 2014	—	—	—	50,123,550
June 1-June 30, 2014	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 7, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013 and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: August 7, 2014	By:	/s/ Ronald E. Hermance, Jr.
Ronald E. Hermance, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
Executive Vice President
(Principal Accounting Officer)