Form 10-Q
period 2014-09-30
HUDSON CITY BANCORP INC
filed 2014-11-07
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

As of November 3, 2014, the registrant had 528,764,950 shares of common stock, $0.01 par value, outstanding.

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

Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual events.

As used in this Form 10-Q, unless we specify otherwise, “Hudson City Bancorp,” “Company,” “we,” “us,” and “our” refer to Hudson City Bancorp, Inc., a Delaware corporation. “Hudson City Savings” and “Bank” refer to Hudson City Savings Bank, a federal stock savings bank and the wholly-owned subsidiary of Hudson City Bancorp.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2014	December 31, 2013
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$109,294	$133,665
Federal funds sold and other overnight deposits	5,570,103	4,190,809

Total cash and cash equivalents	5,679,397	4,324,474

Securities available for sale:
Mortgage-backed securities	4,792,901	7,167,555
Investment securities	2,101,679	297,283
Securities held to maturity:
Mortgage-backed securities (fair value of $1,529,967 at September 30, 2014 and $1,888,823 at December 31, 2013)	1,435,674	1,784,464
Investment securities (fair value of $42,045 at September 30, 2014 and $42,727 at December 31, 2013)	39,011	39,011

Total securities	8,369,265	9,288,313

Loans	22,271,805	24,112,829
Net deferred loan costs	102,063	105,480
Allowance for loan losses	(242,212)	(276,097)

Net loans	22,131,656	23,942,212

Federal Home Loan Bank of New York stock	320,753	347,102
Foreclosed real estate, net	78,514	70,436
Accrued interest receivable	44,200	52,887
Banking premises and equipment, net	59,324	65,353
Goodwill	152,109	152,109
Other assets	325,907	364,468

Total Assets	$37,161,125	$38,607,354

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$19,322,569	$20,811,108
Noninterest-bearing	650,578	661,221

Total deposits	19,973,147	21,472,329

Repurchase agreements	6,150,000	6,950,000
Federal Home Loan Bank of New York advances	6,025,000	5,225,000

Total borrowed funds	12,175,000	12,175,000

Accrued expenses and other liabilities	197,405	217,449

Total liabilities	32,345,552	33,864,778

Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,764,950 and 528,419,170 shares outstanding at September 30, 2014 and December 31, 2013	7,415	7,415
Additional paid-in capital	4,750,497	4,743,388
Retained earnings	1,942,454	1,883,754
Treasury stock, at cost; 212,701,605 and 213,047,385 shares at September 30, 2014 and December 31, 2013	(1,709,641)	(1,712,107)
Unallocated common stock held by the employee stock ownership plan	(181,706)	(186,210)
Accumulated other comprehensive income, net of tax	6,554	6,336

Total shareholders’ equity	4,815,573	4,742,576

Total Liabilities and Shareholders’ Equity	$37,161,125	$38,607,354

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Interest and Dividend Income:
First mortgage loans	$241,637	$266,324	$741,900	$844,571
Consumer and other loans	2,155	2,377	6,632	7,693
Mortgage-backed securities held to maturity	9,399	17,382	30,738	61,992
Mortgage-backed securities available for sale	25,284	33,534	94,369	102,496
Investment securities held to maturity	585	585	1,755	1,756
Investment securities available for sale	1,764	795	3,478	5,498
Dividends on Federal Home Loan Bank of New York stock	3,409	3,466	10,903	11,190
Federal funds sold and other overnight deposits	3,387	1,835	9,589	4,676

Total interest and dividend income	287,620	326,298	899,364	1,039,872

Interest Expense:
Deposits	39,950	44,021	120,761	139,764
Borrowed funds	142,732	142,864	423,647	423,459

Total interest expense	182,682	186,885	544,408	563,223

Net interest income	104,938	139,413	354,956	476,649
Provision for Loan Losses	(3,500)	4,000	(3,500)	36,500

Net interest income after provision for loan losses	108,438	135,413	358,456	440,149

Non-Interest Income:
Service charges and other income	1,631	2,815	5,091	7,753
Gain on securities transactions, net	22,307	10,641	57,789	17,824

Total non-interest income	23,938	13,456	62,880	25,577

Non-Interest Expense:
Compensation and employee benefits	32,669	34,802	98,685	99,016
Net occupancy expense	9,068	9,383	28,212	27,916
Federal deposit insurance assessment	11,825	18,850	38,835	62,525
Other expense	16,483	15,453	57,134	46,907

Total non-interest expense	70,045	78,488	222,866	236,364

Income before income tax expense	62,331	70,381	198,470	229,362
Income Tax Expense	25,205	27,647	79,641	89,975

Net income	$37,126	$42,734	$118,829	$139,387

Basic Earnings Per Share	$0.07	$0.09	$0.24	$0.28

Diluted Earnings Per Share	$0.07	$0.09	$0.24	$0.28

Weighted Average Number of Common Shares Outstanding:
Basic	499,225,954	497,954,146	498,840,849	497,669,445
Diluted	500,258,664	498,313,185	499,781,385	497,864,749

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(In thousands)
Net income	$37,126	$42,734
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized losses on securities available for sale arising during period, net of tax benefit of $4,822 for 2014 and $841 for 2013	(6,982)	(1,217)
Reclassification adjustment for realized gains in net income, net of tax expense of $8,508 for 2014	(12,320)	—
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $329 for 2014 and $739 for 2013	475	1,070
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $135 for 2014 and $123 for 2013	(198)	(178)

Other comprehensive loss	(19,025)	(325)

Total comprehensive income	$18,101	$42,409

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net income	$118,829	$139,387
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax (expense) benefit of $(19,824) for 2014 and $58,223 for 2013	28,845	(84,306)
Reclassification adjustment for realized gains in net income, net of tax expense of $20,250 for 2014 and $2,934 for 2013	(29,460)	(4,249)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $985 for 2014 and $2,218 for 2013	1,426	3,211
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $408 for 2014 and $370 for 2013	(593)	(535)

Other comprehensive income (loss)	218	(85,879)

Total comprehensive income	$119,047	$53,508

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands, except per share data)
Common Stock	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,743,388	4,730,105
Stock benefit plan expense	8,660	7,392
Tax benefit from stock plans	63	218
Allocation of ESOP stock	2,482	1,872
Vesting of deferred stock unit awards	(4,096)	—

Balance at end of period	4,750,497	4,739,587

Retained Earnings:
Balance at beginning of year	1,883,754	1,798,430
Net income	118,829	139,387
Dividends paid on common stock ($0.12 and $0.16 per share, respectively)	(60,146)	(79,605)
Exercise of stock options	17	(381)

Balance at end of period	1,942,454	1,857,831

Treasury Stock:
Balance at beginning of year	(1,712,107)	(1,713,895)
Purchase of vested stock awards surrendered for withholding taxes	(1,726)	—
Exercise of stock options	96	1,788
Deferred stock unit awards granted	4,096	—

Balance at end of period	(1,709,641)	(1,712,107)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(186,210)	(192,217)
Allocation of ESOP stock	4,504	4,505

Balance at end of period	(181,706)	(187,712)

Accumulated other comprehensive income (loss):
Balance at beginning of year	6,336	69,970
Other comprehensive income (loss), net of tax	218	(85,879)

Balance at end of period	6,554	(15,909)

Total Shareholders’ Equity	$4,815,573	$4,689,105

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$118,829	$139,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	29,466	93,827
Provision for loan losses	(3,500)	36,500
Gains on securities transactions, net	(57,789)	(17,824)
Share-based compensation, including committed ESOP shares	15,646	13,769
Deferred tax expense	14,410	2,659
Decrease in accrued interest receivable	8,687	23,247
Decrease in other assets	23,838	358,574
(Decrease) increase in accrued expenses and other liabilities	(20,044)	5,108

Net Cash Provided by Operating Activities	129,543	655,247

Cash Flows from Investing Activities:
Originations of loans	(950,650)	(2,853,266)
Purchases of loans	(149,861)	(74,160)
Principal payments on loans	2,859,965	5,323,886
Principal collection of mortgage-backed securities held to maturity	204,769	741,429
Proceeds from sales of mortgage backed securities held to maturity	151,473	160,905
Principal collection of mortgage-backed securities available for sale	946,959	1,917,199
Purchases of mortgage-backed securities available for sale	(94,422)	(1,671,343)
Proceeds from sales of mortgage backed securities available for sale	1,535,456	—
Proceeds from sales of investment securities available for sale	—	412,886
Purchases of investment securities available for sale	(1,800,687)	(298,017)
Redemption of Federal Home Loan Bank of New York stock	26,349	9,365
Purchases of premises and equipment, net	(2,494)	(265)
Net proceeds from sale of foreclosed real estate	59,401	52,275

Net Cash Provided by Investment Activities	2,786,258	3,720,894

Cash Flows from Financing Activities:
Net decrease in deposits	(1,499,182)	(1,404,186)
Dividends paid	(60,146)	(79,605)
Purchase of vested stock awards surrendered for withholding taxes	(1,726)	—
Exercise of stock options	113	1,407
Tax benefit from stock plans	63	218

Net Cash Used in Financing Activities	(1,560,878)	(1,482,166)

Net Increase in Cash and Cash Equivalents	1,354,923	2,893,975
Cash and Cash Equivalents at Beginning of Year	4,324,474	827,968

Cash and Cash Equivalents at End of Period	$5,679,397	$3,721,943

Supplemental Disclosures:
Interest paid	$546,469	$560,678

Loans transferred to foreclosed real estate	$93,083	$93,524

Income tax payments	$59,894	$88,190

Income tax refunds	$460	$364,925

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

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. These agreements will remain in effect until modified or terminated by the OCC (with respect to the Bank MOU) and the FRB (with respect to the Company MOU).

2.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2014. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

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

3.    Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
	(In thousands, except share data)
Net income	$37,126	$42,734	$118,829	$139,387
Less: Income allocated to participating securities	(113)	—	(289)	—

Net income available to common shareholders	$37,013	$42,734	$118,540	$139,387

Basic weighted average common shares outstanding	499,225,954	497,954,146	498,840,849	497,669,445
Effect of dilutive common stock equivalents	1,032,710	359,039	940,536	195,304

Diluted weighted average common shares outstanding	500,258,664	498,313,185	499,781,385	497,864,749

Basic EPS	$0.07	$0.09	$0.24	$0.28
Diluted EPS	$0.07	$0.09	$0.24	$0.28

Common stock equivalents for both the three and nine months ended September 30, 2014 exclude outstanding options to purchase 21,191,643 shares of the Company’s common stock as their inclusion would be anti-dilutive. Common stock equivalents for both the three and nine months ended September 30, 2013 exclude outstanding options to purchase 25,351,142 shares of common stock as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4.    Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at September 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
		(In thousands)
September 30, 2014
Investment Securities:
United States government-sponsored enterprises debt	$2,099,020	$361	$(4,906)	$2,094,475
Equity securities	6,873	331	—	7,204

Total investment securities available for sale	$2,105,893	$692	$(4,906)	$2,101,679

Mortgage-backed securities:
GNMA pass-through certificates	$669,744	$20,359	$(537)	$689,566
FNMA pass-through certificates	2,674,849	38,189	(19,329)	2,693,709
FHLMC pass-through certificates	1,387,892	25,706	(3,972)	1,409,626

Total mortgage-backed securities available for sale	$4,732,485	$84,254	$(23,838)	$4,792,901

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$298,190	$—	$(7,996)	$290,194
Equity securities	6,873	216	—	7,089

Total investment securities available for sale	$305,063	$216	$(7,996)	$297,283

Mortgage-backed securities:
GNMA pass-through certificates	$788,504	$17,775	$(1,396)	$804,883
FNMA pass-through certificates	3,879,723	50,800	(39,800)	3,890,723
FHLMC pass-through certificates	2,396,085	46,300	(8,947)	2,433,438
FHLMC and FNMA – REMICs	38,220	291	—	38,511

Total mortgage-backed securities available for sale	$7,102,532	$115,166	$(50,143)	$7,167,555

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at September 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
		(In thousands)
September 30, 2014
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,034	$—	$42,045

Total investment securities held to maturity	$39,011	$3,034	$—	$42,045

Mortgage-backed securities:
GNMA pass-through certificates	$56,312	$1,696	$—	$58,008
FNMA pass-through certificates	331,999	23,846	(3)	355,842
FHLMC pass-through certificates	967,648	64,616	—	1,032,264
FHLMC and FNMA – REMICs	79,715	4,140	(2)	83,853

Total mortgage-backed securities held to maturity	$1,435,674	$94,298	$(5)	$1,529,967

December 31, 2013
Investment securities:
United States government-sponsored enterprises debt	$39,011	$3,716	$—	$42,727

Total investment securities held to maturity	$39,011	$3,716	$—	$42,727

Mortgage-backed securities:
GNMA pass-through certificates	$63,070	$2,260	$—	$65,330
FNMA pass-through certificates	402,848	25,103	(1)	427,950
FHLMC pass-through certificates	1,123,029	66,816	(1)	1,189,844
FHLMC and FNMA – REMICs	195,517	10,182	—	205,699

Total mortgage-backed securities held to maturity	$1,784,464	$104,361	$(2)	$1,888,823

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at September 30, 2014 and December 31, 2013, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
September 30, 2014
Held to maturity:
FNMA pass-through certificates	$202	$(2)	$92	$(1)	$294	$(3)
FHLMC and FNMA – REMIC’s	685	(2)	—	—	685	(2)

Total temporarily impaired securities held to maturity	887	(4)	92	(1)	979	(5)

Available for sale:
United States government-sponsored enterprises debt	$848,130	$(950)	$195,872	$(3,956)	$1,044,002	$(4,906)
GNMA pass-through certificates	7,369	(9)	17,328	(528)	24,697	(537)
FNMA pass-through certificates	137,319	(376)	794,916	(18,953)	932,235	(19,329)
FHLMC pass-through certificates	206,777	(1,042)	156,719	(2,930)	363,496	(3,972)

Total temporarily impaired securities available for sale	1,199,595	(2,377)	1,164,835	(26,367)	2,364,430	(28,744)

Total	$1,200,482	$(2,381)	$1,164,927	$(26,368)	$2,365,409	$(28,749)

December 31, 2013
Held to maturity:
FNMA pass-through certificates	$—	$—	$65	$(1)	$65	$(1)
FHLMC pass-through certificates	166	(1)	—	—	166	(1)

Total temporarily impaired securities held to maturity	166	(1)	65	(1)	231	(2)

Available for sale:
United States government-sponsored enterprises debt	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)
GNMA pass-through certificates	35,971	(1,396)	—	—	35,971	(1,396)
FNMA pass-through certificates	1,478,488	(39,800)	—	—	1,478,488	(39,800)
FHLMC pass-through certificates	434,059	(8,947)	—	—	434,059	(8,947)

Total temporarily impaired securities available for sale	2,238,712	(58,139)	—	—	2,238,712	(58,139)

Total	$2,238,878	$(58,140)	$65	$(1)	$2,238,943	$(58,141)

The unrealized losses of our held to maturity and available-for-sale securities are primarily due to the changes in market interest rates subsequent to purchase. At September 30, 2014, a total of 63 securities were in an unrealized loss position compared to 82 at December 31, 2013. We do not consider these investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the nine months ended September 30, 2014.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities held to maturity and available-for-sale at September 30, 2014, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost
	Mortgage-backed securities	Investment securities	Estimated Fair Market Value
	(In thousands)
September 30, 2014
Held to Maturity:
Due in one year or less	$14	$—	$14
Due after one year through five years	2,772	—	2,869
Due after five years through ten years	39,200	—	41,266
Due after ten years	1,393,688	39,011	1,527,863

Total held to maturity	$1,435,674	$39,011	$1,572,012

Available for Sale:
Due after one year through five years	$—	$2,099,020	$2,094,475
Due after five years through ten years	16,307	—	17,973
Due after ten years	4,716,178	—	4,774,928

Total available for sale	$4,732,485	$2,099,020	$6,887,376

Sales of mortgage-backed securities held-to-maturity amounted to $143.4 million for the nine months ended September 30, 2014, resulting in a realized gain of $8.1 million. Sales of mortgage-backed securities held-to-maturity amounted to $149.6 million for the nine months ended September 30, 2013, resulting in a realized gain of $10.6 million. The sales of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance.

Sales of mortgage-backed securities available-for-sale amounted to $1.49 billion for the nine months ended September 30, 2014, resulting in a realized gain of $49.7 million. There were no sales of mortgage-backed securities available-for-sale for the nine months ended September 30, 2013.

There were no sales of investment securities available-for-sale or held to maturity for the nine months ended September 30, 2014. There were sales of $405.7 million of investment securities available-for-sale during the nine months ended September 30, 2013 resulting in a realized gain of $7.2 million. There were no sales of investment securities held to maturity during the nine months ended September 30, 2013. Gains and losses on the sale of all securities are determined using the specific identification method.

5.    Stock Repurchase Programs

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the nine months ended September 30, 2014. Included in

Notes to Unaudited Consolidated Financial Statements

treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in purchases of vested stock awards surrendered for withholding taxes in the consolidated statements of cash flows and amounted to 175,111 shares for the nine months ended September 30, 2014. There were no shares surrendered for withholding taxes for the nine months ended September 30, 2013. As of September 30, 2014, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

6.    Loans and Allowance for Loan Losses

Loans at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$18,333,026	$19,518,912
Interest-only	3,074,839	3,648,732
FHA/VA	645,500	704,532
Multi-family and commercial	17,451	25,671
Construction	177	294

Total first mortgage loans	22,070,993	23,898,141

Consumer and other loans:
Fixed – rate second mortgages	76,065	86,079
Home equity credit lines	105,099	108,550
Other	19,648	20,059

Total consumer and other loans	200,812	214,688

Total loans	$22,271,805	$24,112,829

There were no loans held for sale at September 30, 2014 and December 31, 2013.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
September 30, 2014
Performing	$18,237,532	$2,966,441	$16,407	$—	$74,502	$100,389	$16,695	$21,411,966
Non-performing	740,994	108,398	1,044	177	1,563	4,710	2,953	859,839

Total	$18,978,526	$3,074,839	$17,451	$177	$76,065	$105,099	$19,648	$22,271,805

December 31, 2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
September 30, 2014
Pass	$18,024,644	$2,939,979	$10,460	$—	$73,692	$97,994	$15,478	$21,162,247
Special mention	97,649	9,505	698	—	367	300	1,217	109,736
Substandard	856,233	125,355	6,293	177	2,006	6,805	2,953	999,822

Total	$18,978,526	$3,074,839	$17,451	$177	$76,065	$105,099	$19,648	$22,271,805

December 31, 2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more as well as impaired loans are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings individually, as well as multi-family, commercial and construction loans when they become 120 days past due and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any

Notes to Unaudited Consolidated Financial Statements

guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At September 30, 2014, approximately 84.6% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at September 30, 2014 and December 31, 2013 are $3.07 billion and $3.65 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $108.4 million and $135.2 million of non-performing interest-only one-to four-family residential mortgage loans at September 30, 2014 and December 31, 2013, respectively.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the Consumer Financial Protection Bureau’s (the “CFPB”) new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.7% of our one- to four-family first mortgage loans at September 30, 2014. Included in our loan portfolio at September 30, 2014 are $4.11 billion of amortizing reduced documentation loans and $666.5 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at September 30, 2014 include $171.1 million of amortizing reduced documentation loans and $39.0 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
At September 30, 2014
One- to four-family first mortgages:
Amortizing	$250,083	$121,237	$740,994	$1,112,314	$17,866,212	$18,978,526	$28,242
Interest-only	42,769	10,168	108,398	161,335	2,913,504	3,074,839	—
Multi-family and commercial mortgages	1,143	4,548	1,044	6,735	10,716	17,451	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:				—	—		—
Fixed-rate second mortgages	675	367	1,563	2,605	73,460	76,065	—
Home equity lines of credit	875	300	4,710	5,885	99,214	105,099	—
Other	110	1,217	2,953	4,280	15,368	19,648	—

Total	$295,655	$137,837	$859,839	$1,293,331	$20,978,474	$22,271,805	$28,242

At December 31, 2013
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

During the third quarter of 2014, we sold a pool of non-performing residential mortgage loans guaranteed by the FHA with an aggregate unpaid principal balance of $112.1 million to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Notes to Unaudited Consolidated Financial Statements

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans:

	At September 30, 2014		At December 31, 2013
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.3%	42.0%	42.5%	44.2%
New York	27.7	27.6	27.1	24.1
Connecticut	14.6	8.1	14.9	8.0

Total New York metropolitan area	84.6	77.7	84.5	76.3

Pennsylvania	4.9	1.7	4.9	2.4
Massachusetts	2.0	2.1	1.8	1.6
Virginia	1.7	1.9	1.8	2.3
Maryland	1.7	5.0	1.7	4.7
Illinois	1.6	4.9	1.6	4.8
All others	3.5	6.7	3.7	7.9

Total Outside New York metropolitan area	15.4	22.3	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$712,752	$770,641
One-to four-family interest-only loans	108,398	135,228
Multi-family and commercial mortgages	1,044	3,189
Construction loans	177	294
Fixed-rate second mortgages	1,563	1,412
Home equity lines of credit	4,710	3,895
Other loans	2,953	1,741

Total non-accrual loans	831,597	916,400
Accruing loans delinquent 90 days or more (1)	28,242	132,844

Total non-performing loans	$859,839	$1,049,244

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first nine months of 2014, if interest on all such loans had been recorded based upon original contract terms, amounted to approximately $38.9 million as compared to $44.8 million for the same period in 2013. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Notes to Unaudited Consolidated Financial Statements

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$126,409	$108,413
30-59 days	25,100	19,931
60-89 days	15,513	17,407
90 days or more	161,380	176,797

Total troubled debt restructurings	$328,402	$322,548

The following table presents loan portfolio class modified as troubled debt restructurings at September 30, 2014 and December 31, 2013. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to four- family first mortgages:
Amortizing	960	$337,994	$289,430	933	$318,908	$281,481
Interest-only	57	33,198	29,752	55	35,226	31,564
Multi-family and commercial mortgages	2	7,911	4,744	2	7,029	7,029
Consumer and other loans	38	4,740	4,476	24	2,672	2,474

Total	1,057	$383,843	$328,402	1,014	$363,835	$322,548

Notes to Unaudited Consolidated Financial Statements

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
September 30, 2014
One-to four-family amortizing loans	$289,430	$334,515	$—	$293,097	$5,801
One-to four-family interest-only loans	29,752	33,857	—	29,900	659
Multi-family and commercial mortgages	5,154	8,543	1	6,416	276
Construction loans	177	292	—	293	—
Consumer and other loans	4,149	4,476	327	4,520	78

Total	$328,662	$381,683	$328	$334,226	$6,814

December 31, 2013
One-to four-family amortizing loans	$281,481	$319,783	$—	$301,291	$7,013
One-to four-family interest-only loans	31,564	35,924	—	33,398	854
Multi-family and commercial mortgages	8,002	9,289	414	8,307	368
Construction loans	181	294	113	295	—
Consumer and other loans:	2,411	2,474	63	2,575	108

Total	$323,639	$367,764	$590	$345,866	$8,343

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$255,011	$297,288	$276,097	$302,348

Charge-offs	(16,510)	(18,049)	(48,752)	(66,331)
Recoveries	7,211	7,768	18,367	18,490

Net charge-offs	(9,299)	(10,281)	(30,385)	(47,821)

Provision for loan losses	(3,500)	4,000	(3,500)	36,500

Balance at end of period	$242,212	$291,007	$242,212	$291,007

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi- family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Provision for loan losses	(5,411)	2,030	2	(121)	(3,500)
Charge-offs	(45,562)	(2,515)	(115)	(560)	(48,752)
Recoveries	17,922	—	—	445	18,367

Net charge-offs	(27,640)	(2,515)	(115)	(115)	(30,385)

Balance at September 30, 2014	$238,210	$320	$—	$3,682	$242,212

Loan portfolio:
Balance at September 30, 2014
Individually evaluated for impairment	$319,182	$5,155	$177	$4,476	$328,990
Collectively evaluated for impairment	21,734,183	12,296	—	196,336	21,942,815
Allowance
Individually evaluated for impairment	$18,433	$1	$—	$327	$18,761
Collectively evaluated for impairment	219,777	319	—	3,355	223,451

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of September 30, 2014, approximately 84.6% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland and Illinois, accounted for 4.9%, 2.0%, 1.7%, 1.7%, and 1.6%, respectively of total loans. The remaining 3.5% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.5% at September 30, 2014 compared to 13.6% at December 31, 2013.

Notes to Unaudited Consolidated Financial Statements

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $18.4 million at September 30, 2014, which is intended to capture the risk that the net present value calculation did not account for such as changes in collateral, unemployment and other environmental factors.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Economic conditions in our primary market area continued to improve modestly during the third quarter of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

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

We obtain updated collateral values by the time a loan becomes 180 days past due and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Net charge-offs amounted to $30.4 million for the nine months ended September 30, 2014 as compared to $47.8 million for the corresponding period in 2013.

Notes to Unaudited Consolidated Financial Statements

7.    Borrowed Funds

Borrowed funds at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014		December 31, 2013
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$—	—%	$800,000	4.53%
Other financial institutions	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,150,000	4.44	6,950,000	4.45
Advances from the FHLB	6,025,000	4.75	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$65,575		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Nine Months Ended September 30, 2014	At or For the Year Ended December 31, 2013
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,317,033	$6,950,000

Maximum balance outstanding at any month-end during the period	$6,950,000	$6,950,000

Weighted average rate during the period	4.43%	4.51%

FHLB Advances:
Average balance outstanding during the period	$5,857,967	$5,225,000

Maximum balance outstanding at any month-end during the period	$6,025,000	$5,225,000

Weighted average rate during the period	4.76%	4.84%

Notes to Unaudited Consolidated Financial Statements

At September 30, 2014, $3.33 billion of our borrowed funds may be put back to us at the discretion of the lender. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled Maturity Date		Borrowings by Earlier of Scheduled Maturity or Next Potential Put Date
Year	Principal	Weighted Average Rate	Principal	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$3,125,000	4.45%
2015	75,000	4.62	275,000	4.10
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.39	200,000	4.04
2018	700,000	3.65	500,000	3.54
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	2,825,000	4.52

Total	$12,175,000	4.59%	$12,175,000	4.59%

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

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during the first quarter of 2014. During the third quarter of 2014, the Bank received a partial payment on our non-customer claim of $2.4 million reducing the claim amount to $11.4 million as of September 30, 2014.

Notes to Unaudited Consolidated Financial Statements

8.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $152.6 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. In addition, we do not believe that any events, circumstances or triggering events occurred during the third quarter of 2014 which would have indicated that goodwill and other intangible assets required reassessment. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014.

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

9.    Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at September 30, 2014 and December 31, 2013. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $7.2 million and $7.1 million at September 30, 2014 and December 31, 2013, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

		Fair Value Measurements at September 30, 2014 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$4,792,901	$—	$4,792,901	$—
U.S. government-sponsored enterprises debt	293,809	—	293,809	—
U.S. Treasury securities	1,800,666	—	1,800,666	—

Total available for sale debt securities	6,887,376	—	6,887,376	—

Available for sale equity securities:
Financial services industry	$7,204	$7,204	$—	$—

Total available for sale equity securities	7,204	7,204	—	—

Total available for sale securities	$6,894,580	$7,204	$6,887,376	$—

		Fair Value at December 31, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,167,555	$—	$7,167,555	$—
U.S. government-sponsored enterprises debt	290,194	—	290,194	—

Total available for sale debt securities	$7,457,749	$—	$7,457,749	$—

Available for sale equity securities:
Financial services industry	$7,089	$7,089	$—	$—

Total available for sale equity securities	7,089	7,089	—	—

Total available for sale securities	$7,464,838	$7,089	$7,457,749	$—

Assets that were measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $329.0 million and $324.2 million at September 30, 2014 and December 31, 2013, respectively. Based on this evaluation, we established an ALL of $328,000 and $590,000 for those same respective periods. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Impaired loans for which the carrying value exceeded the fair value and which are recorded at fair value

Notes to Unaudited Consolidated Financial Statements

at September 30, 2014 and December 31, 2013 amounted to $155.8 million and $138.2 million, respectively. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $18.4 million at September 30, 2014 and $25.0 million at December 31, 2013. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $78.5 million and $70.4 million at September 30, 2014 and December 31, 2013, respectively. Foreclosed real estate for which the carrying value exceeded fair value and which are recorded at fair value at September 30, 2014 and December 31, 2013 amounted to $22.0 million and $16.9 million, respectively.

The following table provides the level of valuation assumptions used to determine the carrying value, included in the Consolidated Statements of Financial Condition, of our assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	Fair Value Measurements at September 30, 2014 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$155,798	$(5,565)
Foreclosed real estate	—	—	21,998	(5,930)

	Fair Value Measurements at December 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
		(In thousands)
Impaired loans	$—	$—	$138,171	$(3,100)
Foreclosed real estate	—	—	16,867	(5,370)

Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at September 30, 2014.

	September 30, 2014
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
	(Dollars in thousands)
Impaired loans	$155,798	Net Present Value Appraisal Value	Discount rate Discount for costs to sell Adjustment for differences between comparable sales.	Varies 13.0% Varies

Foreclosed real estate	21,998	Appraisal Value	Discount for costs to sell Adjustment for differences between comparable sales.	13.0% Varies

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

Securities held to maturity

The fair values for our securities held to maturity are obtained from an independent nationally recognized pricing service utilizing similar modeling techniques and assumptions as used for our securities available-for-sale which are measured at fair value on a recurring basis (Level 2).

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

Off-balance Sheet Financial Instruments

There is no material difference between the fair value and the carrying amounts recognized with respect to our off-balance sheet loan commitments (Level 3). The fair value of our loan commitments is immaterial to our financial condition.

Other important elements that are not deemed to be financial assets or liabilities and, therefore, not considered in these estimates include the value of Hudson City Savings’ retail branch delivery system, its existing core deposit base and banking premises and equipment.

The estimated fair values of financial instruments are summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and due from banks	$109,294	$109,294	$133,665	$133,665
Federal funds sold and other overnight deposits	5,570,103	5,570,103	4,190,809	4,190,809
Investment securities held to maturity	39,011	42,045	39,011	42,727
Investment securities available for sale	2,101,679	2,101,679	297,283	297,283
Federal Home Loan Bank of New York stock	320,753	320,753	347,102	347,102
Mortgage-backed securities held to maturity	1,435,674	1,529,967	1,784,464	1,888,823
Mortgage-backed securities available for sale	4,792,901	4,792,901	7,167,555	7,167,555
Loans	22,131,656	23,538,290	23,942,212	25,245,987

Liabilities:
Deposits	19,973,147	20,049,666	21,472,329	21,590,537
Borrowed funds	12,175,000	13,562,030	12,175,000	13,621,332

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

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended September 30,
	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Service cost	$1,130	$1,293	$246	$327
Interest cost	2,326	2,121	554	527
Expected return on assets	(3,609)	(3,244)	—	—
Amortization of:
Net loss	617	1,511	187	298
Unrecognized prior service cost	58	90	(391)	(391)

Net periodic benefit cost	$522	$1,771	$596	$761

	For the Nine Months Ended September 30,
	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Service cost	$3,392	$3,879	$738	$981
Interest cost	6,978	6,363	1,662	1,581
Expected return on assets	(10,827)	(9,732)	—	—
Amortization of:
Net loss	1,850	4,533	561	894
Unrecognized prior service cost	173	270	(1,174)	(1,173)

Net periodic benefit cost	$1,566	$5,313	$1,787	$2,283

We made no contributions to the pension plans during the first nine months of 2014 or 2013.

Notes to Unaudited Consolidated Financial Statements

11.    Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains (losses) on securities available for sale	Postretirement Benefit Plans	Total
	(In thousands)
Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Other comprehensive income before reclassifications	28,845	—	28,845
Amounts reclassified from accumulated other comprehensive income (loss)	(29,460)	833	(28,627)

Other comprehensive (loss) income	(615)	833	218

Balance at September 30, 2014	$33,329	$(26,775)	$6,554

Balance at December 31, 2012	$122,630	$(52,660)	$69,970

Other comprehensive loss before reclassifications	(84,306)	—	(84,306)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,249)	2,676	(1,573)

Other comprehensive (loss) income	(88,555)	2,676	(85,879)

Balance at September 30, 2013	$34,075	$(49,984)	$(15,909)

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Line Item in the Statement of Income
(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Securities available for sale:
Net realized gain on securities available for sale	$(20,828)	$—	$(49,710)	$(7,183)	Gain on securities transaction, net
Income tax expense	8,508	—	20,250	2,934	Income tax expense

Net of income tax expense	(12,320)	—	(29,460)	(4,249)

Amortization of postretirement benefit pension plans:
Net actuarial loss	$804	$1,809	$2,411	$5,429	(a)
Prior service cost	(333)	(301)	(1,001)	(905)	(a)

Total before income tax expense	471	1,508	1,410	4,524
Income tax expense	(194)	(616)	(577)	(1,848)	Income tax expense

Net of income tax expense	277	892	833	2,676

Total reclassifications	$(12,043)	$892	$(28,627)	$(1,573)

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

Notes to Unaudited Consolidated Financial Statements

12.    Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Nine Months Ended September 30,
	2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	25,402,955	$13.02	27,775,857	$12.97
Exercised	(11,900)	9.50	(222,510)	6.32
Forfeited	(2,804,799)	11.92	(2,150,392)	12.97

Outstanding at end of period	22,586,256	$13.16	25,402,955	$13.02

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date of the respective options, based on quoted market prices. Of these options, 6,067,500 had vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares had vesting periods ranging from two to three years if certain financial performance measures were met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 option grants”), have been met, so we have recorded compensation expense for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are reflected as forfeitures in 2013 in the table above.

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

Compensation expense related to our outstanding stock options amounted to $10,000 and $262,000 for the three months ended September 30, 2014 and 2013, respectively and $282,000 and $930,000 for the nine months ended September 30, 2014 and 2013, respectively.

Notes to Unaudited Consolidated Financial Statements

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

Notes to Unaudited Consolidated Financial Statements

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

Stock unit awards were made in March 2014 (the “2014 stock unit awards”) pursuant to the 2011 SIP for a total of $13.9 million, or stock units of 1,417,951 shares. The 2014 stock unit awards include 1,363,740 shares granted to employees in March 2014 that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. These awards vest in annual installments, subject to continued service through January 1, 2015, 2016 and 2017 and our achievement of certain financial performance measures. The remaining 53,851 stock unit awards, which were granted to outside directors, vest on continued service through March 2015 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

Total compensation expense for stock unit awards amounted to $2.5 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $8.3 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively.

13.    Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, “Receivables – Troubled Debt Restructurings by Creditors”. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period”. The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of

Notes to Unaudited Consolidated Financial Statements

compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Notes to Unaudited Consolidated Financial Statements

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During the first nine months of 2014, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during the first nine months of 2014 which provided limited opportunities for the reinvestment of repayments received on our mortgage-related assets which account for 82.5% of our average interest-earning assets for the nine months ended September 30, 2014. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of short-term liquid assets. Federal funds and other overnight deposits amounted to $5.57 billion, or 15.0%, of total assets at September 30, 2014. In addition, we have $1.80 billion of U.S. Treasury securities that had a weighted-average life of 1.4 years at the time of purchase and an average yield of 0.34%. We believe that while carrying this level of short-term liquid assets adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring. Our total assets decreased $1.45 billion, or 3.8%, to $37.16 billion at September 30, 2014 from $38.61 billion at December 31, 2013.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity is expanding at a moderate pace. Labor market conditions improved somewhat further with solid job gains and a lower unemployment rate. A range of labor market indicators suggests that underutilization of labor resources is gradually diminishing. Household spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. The national unemployment rate decreased to 5.9% in September 2014 from 6.7% in December 2013 and from 7.2% in September 2013. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the third quarter of 2014.

The FOMC judged that there has been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program. Moreover, the FOMC continues to see sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment in a context of price stability. Accordingly, the FOMC decided to conclude its asset purchase program in October 2014. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

Net interest income decreased $34.5 million, or 24.7%, to $104.9 million for the third quarter of 2014 from $139.4 million for the third quarter of 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 0.88% for the third quarter of 2014 as compared to 1.00% for the linked second quarter of 2014 and 1.22% for the third quarter of 2013. Our net interest margin was 1.18% for the third quarter of 2014 as compared to 1.29% for the linked second quarter of 2014 and 1.48% for the third quarter of 2013.

Net interest income decreased $121.6 million, or 25.5%, to $355.0 million for the first nine months of 2014 as compared to $476.6 million for the first nine months of 2013. Our interest rate spread decreased 40 basis points to 1.01% for the nine months ended September 30, 2014 as compared to 1.41% for the nine months ended September 30, 2013. Our net interest margin decreased 36 basis points to 1.29% for the nine months ended September 30, 2014 as compared to 1.65% for the nine months ended September 30, 2013.

The decrease in our interest rate spread and net interest margin for the three and nine month periods ended September 30, 2014 is primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease is also due to an increase in the average balance of Federal funds and other overnight deposits and U.S. Treasury securities which yield 0.25% and 0.34%, respectively.

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

During the third quarter of 2014, we sold a pool of non-performing residential mortgage loans guaranteed by the FHA with an aggregate principal balance of $112.1 million back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

We recorded a net credit provision for loan losses of $3.5 million during the third quarter of 2014. The provision for loan losses decreased $7.5 million and $40.0 million for the quarter and nine months ended September 30, 2014, respectively, as compared to the same respective periods in 2013. The net credit provision for loan losses was primarily due to a decrease in non-performing loans and early stage delinquent loans. The decline in non-performing loans was due to the sale of a pool of non-performing FHA loans, along with improving economic conditions particularly in the housing and labor markets. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $39.9 million to $433.5 million at September 30, 2014 from $473.4 million at December 31, 2013. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $859.8 million at September 30, 2014 as compared to $1.05 billion at December 31, 2013. The ratio of non-performing loans to total loans was 3.86% at September 30, 2014 as compared to 4.35% at December 31, 2013 and

4.36% at September 30, 2013. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, continues to be prolonged, especially in New York and New Jersey where 69.6% of our non-performing loans are located at September 30, 2014. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $23.9 million for the third quarter of 2014 as compared to $13.5 million for the third quarter of 2013. Included in non-interest income for the third quarter of 2014 were $22.3 million in gains from the sale of $644.2 million of mortgage-backed securities. Gains on the sales of securities amounted to $10.6 million in the third quarter of 2013. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest income was $62.9 million for the first nine months of 2014 as compared to $25.6 million for the same period in 2013. Included in non-interest income for the first nine months of 2014 were $57.8 million in gains from the sale of $1.63 billion of mortgage-backed securities. Gains on the sales of securities amounted to $17.8 million for the nine months ended September 30, 2013.

We sold these mortgage-backed securities during the first nine months of 2014 to take advantage of current market demand and prices.

Total non-interest expense decreased $8.5 million to $70.0 million for the third quarter of 2014 as compared to $78.5 million for the third quarter of 2013. This decrease was due to a $7.1 million decrease in Federal deposit insurance expense and a $2.1 million decrease in compensation and employee benefits expense partially offset by a $1.0 million increase in other non-interest expense.

Total non-interest expense decreased $13.5 million to $222.9 million for the nine months ended September 30, 2014 as compared to $236.4 million for the nine months ended September 30, 2013. This decrease was due to a $23.7 million decrease in Federal deposit insurance expense partially offset by a $10.2 million increase in other non-interest expense.

Net loans decreased to $22.13 billion at September 30, 2014 as compared to $23.94 billion at December 31, 2013 due primarily to a decrease in loan production. During the first nine months of 2014, our loan production (originations and purchases) amounted to $1.10 billion as compared to $2.93 billion for the same period in 2013. Loan production was offset by principal repayments of $2.86 billion during the first nine months of 2014, as compared to principal repayments of $5.32 billion for the first nine months of 2013. The decrease in loan repayments is primarily due to reduced refinancing activity.

Total mortgage-backed securities decreased $2.72 billion to $6.23 billion at September 30, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to securities sales of $1.63 billion and repayments of $1.15 billion of mortgage-backed securities during the first nine months of 2014. We sold these mortgage-backed securities to take advantage of current market demand and prices.

Total investment securities increased $1.80 billion to $2.14 billion at September 30, 2014 as compared to $336.3 million at December 31, 2013. The increase was due primarily to purchases of $1.80 billion of U.S. Treasury securities with an average life of 1.4 years which are used as collateral for our outstanding borrowings.

Total liabilities decreased $1.51 billion, or 4.5%, to $32.35 billion at September 30, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities reflected a decrease in total deposits while total borrowed funds remained unchanged.

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

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which includes the implementation of our commercial real estate (“CRE”) lending initiative. Under this initiative, the Bank will initially participate in syndicated CRE and multi-family mortgage loan deals. The Bank has developed a detailed project plan for the CRE initiative and the Bank originated its first CRE participation loan for $25.0 million in October 2014. As part of our Strategic Plan, we may also further restructure our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. We expect a restructuring to result in a net loss and reduction of shareholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets decreased $1.45 billion, or 3.8%, to $37.16 billion at September 30, 2014 from $38.61 billion at December 31, 2013. The decrease in total assets reflected a $2.72 billion decrease in total mortgage-backed securities and a $1.81 billion decrease in net loans, partially offset by a $1.36 billion increase in cash and cash equivalents and a $1.80 billion increase in investment securities.

Total cash and cash equivalents increased $1.36 billion to $5.68 billion at September 30, 2014 as compared to $4.32 billion at December 31, 2013. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us carry significant duration risk at relatively low yields. We have maintained lower deposit rates to allow a reduction in our deposits to help alleviate the pressure created by our increasing cash position. Accordingly, we have used a portion of our excess cash inflows to fund these deposit reductions.

Net loans decreased to $22.13 billion at September 30, 2014 as compared to $23.94 billion at December 31, 2013 due primarily to a decrease in loan production. During the first nine months of 2014, our loan production (originations and purchases) amounted to $1.10 billion as compared to $2.93 billion for the same period in 2013. Loan production was offset by principal repayments of $2.86 billion during the first nine months of 2014, as compared to principal repayments of $5.32 billion for the first nine months of 2013. The decrease in loan repayments is due primarily to reduced refinancing activity.

The decline in loan production during the first nine months of 2014 as compared to the same period in 2013 reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. In addition, loan production has been impacted by the new qualified mortgage regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). Effective in January 2014, we discontinued our reduced documentation loan program in order to comply with the new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage.” During 2013, 22% of our total loan production consisted of reduced documentation loans to borrowers with acceptable credit and larger down payments resulting in loss ratios similar to our full documentation portfolio.

Our first mortgage loan production during the first nine months of 2014 was substantially all in one- to four-family mortgage loans. Approximately 80.3% of mortgage loan production for the first nine months of 2014 were variable-rate loans as compared to approximately 76.7% for the corresponding period in 2013. Fixed-rate mortgage loans accounted for 54.0% of our first mortgage loan portfolio at September 30, 2014 as compared to 55.4% at December 31, 2013.

Our ALL amounted to $242.2 million at September 30, 2014 and $276.1 million at December 31, 2013. Non-performing loans amounted to $859.8 billion, or 3.86% of total loans, at September 30, 2014 as compared to $1.05 billion, or 4.35% of total loans, at December 31, 2013.

Total mortgage-backed securities decreased $2.72 billion to $6.23 billion at September 30, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to securities sales of $1.63 billion and repayments of $1.15 billion of mortgage-backed securities during the first nine months of 2014. We sold the mortgage-backed securities to take advantage of current market demand and prices. The proceeds from the sales have been invested primarily in short-term liquid assets. While this further increases our levels of low-yielding liquid assets, we believe this positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Total investment securities increased $1.80 billion to $2.14 billion at September 30, 2014 as compared to $336.3 million at December 31, 2013. The increase was due primarily to purchases of $1.80 billion of U.S. Treasury securities with an average life of 1.4 years which are used as collateral for our outstanding borrowings.

Total liabilities decreased $1.51 billion, or 4.5%, to $32.35 billion at September 30, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities primarily reflected a decrease in total deposits of $1.50 billion, while total borrowed funds remained unchanged.

Total deposits decreased $1.50 billion, or 7.0%, to $19.97 billion at September 30, 2014 from $21.47 billion at December 31, 2013. The decrease in total deposits reflected a $779.8 million decrease in our money market accounts and a $646.0 million decrease in our time deposit accounts. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates that allow us to manage deposit levels at a time when there are limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. We had 135 banking offices at both September 30, 2014 and December 31, 2013.

Borrowings amounted to $12.18 billion at both September 30, 2014 and December 31, 2013. At September 30, 2014, we had $3.33 billion of borrowed funds with put dates within one year, all of which can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would likely not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity increased $73.0 million to $4.82 billion at September 30, 2014 as compared to $4.74 billion at December 31, 2013. The increase was primarily due to net income of $118.8 million partially offset by cash dividends paid to common shareholders of $60.1 million.

As of September 30, 2014, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the third quarter of 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At September 30, 2014, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At September 30, 2014, our shareholders’ equity to asset ratio was 12.96% compared with 12.28% at December 31, 2013. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.65 at September 30, 2014 and $9.52 at December 31, 2013. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.34 as of September 30, 2014 and $9.21 at December 31, 2013.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended September 30, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$22,348,498	$241,637	4.32%	$24,383,366	$266,324	4.37%
Consumer and other loans	203,068	2,155	4.24	221,737	2,377	4.29
Federal funds sold and other overnight deposits	5,331,249	3,387	0.25	3,223,431	1,835	0.23
Mortgage-backed securities at amortized cost	6,683,978	34,683	2.08	9,971,361	50,916	2.04
Federal Home Loan Bank stock	326,866	3,409	4.17	347,102	3,466	3.99
Investment securities, at amortized cost	1,688,757	2,349	0.56	344,135	1,380	1.60

Total interest-earning assets	36,582,416	287,620	3.14	38,491,132	326,298	3.39

Noninterest-earnings assets (4)	885,898			976,062

Total Assets	$37,468,314			$39,467,194

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	1,048,986	397	0.15	990,581	376	0.15
Interest-bearing transaction accounts	2,134,535	1,435	0.27	2,224,661	1,613	0.29
Money market accounts	4,537,454	2,269	0.20	5,712,302	2,803	0.19
Time deposits	11,859,805	35,849	1.20	12,768,104	39,229	1.22

Total interest-bearing deposits	19,580,780	39,950	0.81	21,695,648	44,021	0.80

Repurchase agreements	6,150,000	69,563	4.43	6,950,000	79,059	4.45
Federal Home Loan Bank of New York advances	6,025,000	73,169	4.75	5,225,000	63,805	4.78

Total borrowed funds	12,175,000	142,732	4.59	12,175,000	142,864	4.59

Total interest-bearing liabilities	31,755,780	182,682	2.26	33,870,648	186,885	2.17

Noninterest-bearing liabilities:
Noninterest-bearing deposits	662,752			647,121
Other noninterest-bearing liabilities	203,458			245,583

Total noninterest-bearing liabilities	866,210			892,704

Total liabilities	32,621,990			34,763,352
Shareholders’ equity	4,846,324			4,703,842

Total Liabilities and Shareholders’ Equity	$37,468,314			$39,467,194

Net interest income/net interest rate spread (2)		$104,938	0.88		$139,413	1.22

Net interest-earning assets/net interest margin (3)	$4,826,636		1.18%	$4,620,484		1.48%

Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.14x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $45.1 million and $108.0 million for the quarters ended September 30, 2014 and 2013, respectively.

General. Net income was $37.1 million for the third quarter of 2014 as compared to $42.7 million for the third quarter of 2013. Both basic and diluted earnings per common share were $0.07 for the third quarter of 2014 as compared to both basic and diluted earnings per share of $0.09 for the third quarter of 2013. For the third quarter of 2014, our annualized return on average shareholders’ equity was 3.06% as compared to 3.63% for the corresponding period in 2013. Our annualized return on average assets for the third quarter of 2014 was 0.40% as compared to 0.43% for the third quarter of 2013. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the third quarter of 2014.

Interest and Dividend Income. Total interest and dividend income for the third quarter of 2014 decreased $38.7 million, or 11.9%, to $287.6 million from $326.3 million for the third quarter of 2013. The decrease in total interest and dividend income was due to a $1.91 billion decrease in the average balance of total interest-earning assets during the third quarter of 2014 to $36.58 billion from $38.49 billion for the third quarter of 2013 as well as a decrease in the annualized weighted-average yield on total interest earning assets. The decrease in the average balance of total interest-earning assets for the third quarter of 2014 as compared to the third quarter of 2013 was due primarily to repayments of mortgage-related assets as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. In addition, we sold mortgage-backed securities with a carrying value of $644.2 million during the third quarter of 2014.

The annualized weighted-average yield on total interest-earning assets was 3.14% for the third quarter of 2014 as compared to 3.39% for the third quarter of 2013. The decrease in the annualized weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets. The decrease was also due to a $2.11 billion increase in the average balance of Federal funds sold and other overnight deposits to $5.33 billion with an average yield of 0.25% and an increase of $1.34 billion in the average balance of investment securities with an annualized weighted-average yield of 0.56% during the third quarter of 2014.

Interest on first mortgage loans decreased $24.7 million, or 9.3%, to $241.6 million for the third quarter of 2014 from $266.3 million for the third quarter of 2013. The decrease in interest on first mortgage loans was primarily due to a $2.03 billion decrease in the average balance of first mortgage loans to $22.35 billion for the third quarter of 2014 from $24.38 billion for the same quarter in 2013. The decrease in interest income on first mortgage loans was also due to a 5 basis point decrease in the annualized weighted-average yield to 4.32% for the third quarter of 2014 from 4.37% for the third quarter of 2013.

The decrease in the average yield earned on first mortgage loans during the third quarter of 2014 was due to repayments of higher-yielding loans. Consequently, the average yield on our loan portfolio continued to decline during the third quarter of 2014. The decrease in the average balance of first mortgage loans was due to a decrease in our loan production reflecting our limited appetite for adding long-term mortgage loans to our portfolio in the current low interest rate environment and also the impact of the CFPB’s new ability to repay and qualified mortgage regulations, which went into effect in January 2014. During the first nine months of 2014, our loan production (originations and purchases) amounted to $1.10 billion as compared to $2.93 billion for the same period in 2013. Loan production was offset by principal repayments of $2.86 billion for the first nine months of 2014 as compared to $5.32 billion for the same period in 2013.

Interest on consumer and other loans decreased $222,000 to $2.2 million for the third quarter of 2014 from $2.4 million for the third quarter of 2013 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $18.6 million to $203.1 million for the third quarter of 2014 from $221.7 million for the third quarter of 2013 and the average yield earned decreased 5 basis points to 4.24% from 4.29% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $16.2 million to $34.7 million for the third quarter of 2014 from $50.9 million for the third quarter of 2013. This decrease was due primarily to a $3.29 billion decrease in the average balance of mortgage-backed securities to $6.68 billion for the third quarter of 2014 from $9.97 billion for the third quarter of 2013. This was partially offset by an increase in the annualized weighted-average yield of mortgage-backed securities to 2.08% for the third quarter of 2014 as compared to 2.04% for third quarter of 2013.

The decrease in the average balance of mortgage-backed securities was due to sales of mortgage-backed securities as well as principal repayments during 2013 and the first nine months of 2014. During the nine months ended September 30 2014, we sold $1.63 billion of mortgage-backed securities to realize gains that would likely decrease as market interest rates increase and as the outstanding principal balance of these securities decreases due to repayments.

Interest on investment securities increased $969,000 to $2.3 million for the third quarter of 2014 as compared to $1.4 million for the third quarter of 2013. This increase was due primarily to a $1.34 billion increase in the average balance of investment securities to $1.69 billion for the third quarter of 2014 as compared to $344.1 million for the third quarter of 2013. This was partially offset by a decrease in the annualized weighted-average yield to 0.56% for the third quarter of 2014 from 1.60% for the third quarter of 2013.

The increase in the average balance of investment securities for the quarter ended September 30, 2014 was due to the purchase of $1.80 billion of U.S. Treasury securities during the first nine months of 2014. The decrease in the average yield earned on investment securities is due to the yield earned on the U.S. Treasury securities purchased which was 0.34%.

Interest on Federal funds sold and other overnight deposits amounted to $3.4 million for the third quarter of 2014 as compared to $1.8 million for the third quarter of 2013. The increase in interest income on Federal funds sold and other overnight deposits was primarily due to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $5.33 billion for the third quarter of 2014 as compared to $3.22 billion for the third quarter of 2013. The yield earned on Federal funds sold and other overnight deposits was 0.25% for the 2014 third quarter and 0.23% for the 2013 third quarter.

The increase in the average balance of Federal funds sold and other overnight deposits for the third quarter of 2014 was due primarily to repayments and sales of mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. Total interest expense for the quarter ended September 30, 2014 decreased $4.2 million, or 2.2%, to $182.7 million from $186.9 million for the quarter ended September 30, 2013. This decrease was primarily due to a $2.11 billion decrease in the average balance of total interest-bearing liabilities to $31.76 billion for the quarter ended September 30, 2014 from $33.87 billion for the quarter ended September 30, 2013. This was offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities which was 2.26% for the quarter ended September 30, 2014 as compared to 2.17% for the quarter ended September 30, 2013. The decrease in the average balance of total interest-bearing liabilities was due entirely to a decrease in the average balance of total deposits.

The increase in the average cost of interest-bearing liabilities during the third quarter of 2014 was due to a decrease in the average balance of interest-bearing deposits which have a lower weighted-average cost than our borrowed funds, the average balances of which remained unchanged. Interest-bearing deposits accounted for 62% of interest-bearing liabilities for the three months ended September 30, 2014 as compared to 64% for the same period in 2013.

Interest expense on deposits decreased $4.0 million, or 9.1%, to $40.0 million for the third quarter of 2014 from $44.0 million for the third quarter of 2013. The decrease is primarily due to a $2.12 billion decrease in the average balance of interest-bearing deposits to $19.58 billion for the third quarter of 2014 from $21.70 billion for the third quarter of 2013. The annualized weighted-average cost of interest-bearing deposits was 0.81% for the third quarter of 2014 as compared to 0.80% for the third quarter of 2013.

Interest expense on our time deposit accounts decreased $3.4 million to $35.8 million for the third quarter of 2014 as compared to $39.2 million for the third quarter of 2013. This decrease was due to a $908.3 million decrease in the average balance of time deposit accounts to $11.86 billion for the third quarter of 2014 from $12.77 billion for the same period in 2013. The decrease was also due to a 2 basis point decrease in the annualized weighted-average cost to 1.20% for the third quarter of 2014 compared with 1.22% for the third quarter of 2013 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $534,000 to $2.3 million for the third quarter of 2014 from $2.8 million for the third quarter of 2013. This was due primarily to a $1.17 billion decrease in the average balance of money market accounts to $4.54 billion for the third quarter of 2014 from $5.71 billion for the third quarter of 2013. The annualized weighted-average cost of money market accounts was 0.20% for the third quarter of 2014 as compared to 0.19% for the third quarter of 2013.

Interest expense on borrowed funds decreased slightly to $142.7 million for the third quarter of 2014 from $142.9 million for the third quarter of 2013. The annualized weighted-average cost of borrowed funds was 4.59% for both the quarter ended September 30, 2014 and for the quarter ended September 30, 2013. The average balance of borrowings was unchanged for both comparative periods.

At September 30, 2014 we had $3.33 billion of borrowings with put dates within one year. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. See “Liquidity and Capital Resources.”

Net Interest Income. Net interest income decreased $34.5 million, or 24.7%, to $104.9 million for the third quarter of 2014 from $139.4 million for the third quarter of 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 0.88% for the third quarter of 2014 as compared to 1.22% for the third quarter of 2013. Our net interest margin was 1.18% for the third quarter of 2014 as compared to 1.48% for the third quarter of 2013.

The decreases in our interest rate spread and net interest margin for the third quarter of 2014 as compared to the third quarter of 2013 are primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease in the annualized weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets. The decrease was also due to a $2.11 billion increase in the average balance of Federal funds sold and other overnight deposits to $5.33 billion with an average yield of 0.25% and an increase of $1.34 billion in investment securities with an annualized weighted-average yield of 0.56% during the third quarter of 2014 during this same period, all of which caused our average yield on interest earning assets to decline while the average cost of interest bearing liabilities rose slightly. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. We recorded a net credit provision for loan losses of $3.5 million for the quarter ended September 30, 2014 as compared to a provision for loan losses of $4.0 million for the quarter ended September 30, 2013. The ALL amounted to $242.2 million at September 30, 2014 as compared to $276.1 million at December 31, 2013 and $291.0 million at September 30, 2013. The net credit provision for loan losses and the decline in the ALL were primarily due to a decrease in non-performing loans and early stage delinquent loans. The decline in non-performing loans was primarily due to the sale of a pool of non-performing FHA loans as well as improving economic conditions, particularly in the housing and labor markets. The decline in the ALL also reflects improving home prices and economic conditions and a decrease in the size of the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

During the third quarter of 2014, we sold a pool of non-performing residential mortgage loans guaranteed by the FHA with an aggregate unpaid principal balance of $112.1 million to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan production is primarily concentrated in one- to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. For the first nine months of 2014, the average LTV ratio for our first mortgage loan originations was 61.5%. The weighted average LTV ratio for our one-to four-family mortgage loan portfolio was 56.5% at September 30, 2014, using the appraised value of the collateral property at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the third quarter of 2014, we concluded that home values in our primary lending markets have increased approximately 4% since the third quarter of 2013.

Economic conditions in our primary market area continued to improve modestly during the first nine months of 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $859.8 million at September 30, 2014 as compared to $1.05 billion at December 31, 2013 and $1.07 billion at September 30, 2013. Excluding the impact of the FHA loan sale, non-performing loans further declined during the quarter from $896.1 million at June 30, 2014 to $859.8 million at September 30, 2014. Non-performing loans at September 30, 2014 included $849.4 million of one- to four-family first mortgage loans as compared to $1.04 billion at December 31, 2013 and $1.06 billion at September 30, 2013. The ratio of non-performing loans to total loans was 3.86% at September 30, 2014 as compared to 4.35% at December 31, 2013 and 4.36% at September 30, 2013. Loans delinquent 30 to 59 days amounted to $295.7 million at September 30, 2014 as compared to $311.9 million at December 31, 2013 and $318.8 million at September 30, 2013. Loans delinquent 60 to 89 days amounted to $137.8 million at September 30, 2014 as compared to $161.5 million at December 31, 2013 and $154.6 million at September 30, 2013. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $39.9 million to $433.5 million at September 30, 2014 from $473.4 million at December 31, 2013 and decreased $39.9 million from $473.4 million at September 30, 2013. Foreclosed real estate amounted to $78.5 million at September 30, 2014 as compared to $70.4 million at December 31, 2013, and $65.7 million at September 30, 2013. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the ability of real estate values to fluctuate, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At September 30, 2014, the ratio of the ALL to non-performing loans was 28.17% as compared to 26.31% at December 31, 2013 and 27.17% at September 30, 2013. The ratio of the ALL to total loans was 1.09% at September 30, 2014 as compared to 1.15% at December 31, 2013 and 1.19% at September 30, 2013. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries amounted to $9.3 million for the third quarter of 2014 as compared to $10.3 million for the third quarter of 2013. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $2.0 million for the third quarter of 2014 as compared to a net gain of $346,000 for the third quarter of 2013. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate, calculated without regard for previous charge-offs and write-downs, was 12.8% for the nine months ended September 30, 2014 as compared to 17.8% for the nine months ended September 30, 2013.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality

Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at September 30, 2014, 84.6% of our loan portfolio and 77.7% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.5% for the twelve months ended September 30, 2014 compared to 13.6% for the twelve months ended December 31, 2013. Our loss experience analysis excludes the effect of the sale of FHA loans.

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

We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at September 30, 2014 was 56.5%, using the appraised value of the collateral property at the time of origination. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 77.7% of our non-performing loans were located at September 30, 2014, by approximately 18% from the peak of the market in 2006 through July 2014 and by 16% nationwide during that period. The average LTV ratio of our non-performing loans was approximately 68.3% at September 30, 2014 using appraised values at the time of origination. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $9.3 million for the third quarter of 2014 as compared to net charge-offs of $10.3 million for the third quarter of 2013. Net charge-offs as a percentage of average loans was 0.17% for both the quarters ended September 30, 2014 and 2013.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey where 69.6% of our non-performing loans are located. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

Commercial and construction loans evaluated for impairment amounted to $5.3 million, $8.7 million and $8.7 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Based on this evaluation, we established an ALL of $1,500 for these loans classified as impaired at September 30, 2014 as compared to $527,000 at December 31, 2013 and $527,000 at September 30, 2013.

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

Non-Interest Income. Total non-interest income was $23.9 million for the third quarter of 2014 as compared to $13.5 million for the third quarter of 2013. Included in non-interest income for the third quarter of 2014 were $22.3 million in gains from the sale of $644.2 million of mortgage-backed securities. Gains on the sales of securities amounted to $10.6 million in the third quarter of 2013. We sold these mortgage-backed securities to realize gains that would likely decrease as market interest rates increase and as the outstanding principal balance of these securities decreases due to repayments. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense decreased $8.5 million to $70.0 million for the third quarter of 2014 as compared to $78.5 million for the third quarter of 2013. This decrease was due to a $7.1 million decrease in Federal deposit insurance expense and a $2.1 million decrease in compensation and employee benefits partially offset by a $1.0 million increase in other non-interest expense.

Compensation and employee benefit costs decreased $2.1 million, or 6.0%, to $32.7 million for the third quarter of 2014 as compared to $34.8 million for the same period in 2013. The decrease in compensation and employee benefit costs is primarily due to a $2.1 million decrease in compensation expense and a $1.3 million decrease in postretirement benefit costs, partially offset by increases of $904,000 in medical plan expenses and $504,000 in stock benefit plan expense. The decrease in compensation expense is a result of a reduced number of employees and lower expenses for the executive officer annual incentive plan. The increase in stock benefit plan expense was due primarily to an increase in the market price of our common stock. At September 30, 2014, we had 1,515 full-time equivalent employees as compared to 1,525 at September 30, 2013.

For the quarter ended September 30, 2014, Federal deposit insurance expense decreased $7.1 million, or 37.6%, to $11.8 million from $18.9 million for the quarter ended September 30, 2013. The decrease in Federal deposit insurance expense for the quarter ended September 30, 2014 is primarily due to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Other non-interest expense increased $1.0 million to $16.5 million for the quarter ended September 30, 2014 as compared to $15.5 million for the third quarter of 2013. This increase was due primarily to increases of $1.1 million in foreclosed real estate expenses and $1.5 million in professional service fees, partially offset by a $1.7 million increase in net gains and write-downs on foreclosed real estate.

The increase in professional service fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well as the use of consultants to supplement staffing during the pendency of the Merger with M&T.

Included in other non-interest expense were net gains of $2.0 million resulting from write-downs on foreclosed real estate and net gains on the sale of foreclosed real estate for the third quarter of 2014 as compared to a net gain of $346,000 for the third quarter of 2013. We sold 69 properties during the third quarter of 2014 and had 222 properties in foreclosed real estate with a carrying value of $78.5 million, 45 of which were under contract to sell as of September 30, 2014. For the third quarter of 2013, we sold 61 properties and had 180 properties in foreclosed real estate with a carrying value of $65.7 million, of which 23 were under contract to sell as of September 30, 2013.

Income Taxes. Income tax expense amounted to $25.2 million for the third quarter of 2014 as compared to income tax expense of $27.7 million for the corresponding period in 2013. Our effective tax rate for the third quarter of 2014 was 40.44% compared with 39.28% for the third quarter of 2013.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2014 and 2013

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the nine months ended September 30, 2014 and 2013. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Nine Months Ended September 30,
	2014				2013
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$22,985,919	$741,900	4.30%		$25,251,005	$844,571	4.46%
Consumer and other loans	207,508	6,632	4.26		232,984	7,693	4.40
Federal funds sold and other overnight deposits	5,073,555	9,589	0.25		2,618,817	4,676	0.24
Mortgage-backed securities at amortized cost	7,579,455	125,107	2.20		9,988,792	164,488	2.20
Federal Home Loan Bank stock	337,229	10,903	4.31		350,429	11,190	4.26
Investment securities, at amortized cost	862,341	5,233	0.81		439,080	7,254	2.20

Total interest-earning assets	37,046,007	899,364	3.24		38,881,107	1,039,872	3.57

Noninterest-earnings assets (4)	899,033				1,120,881

Total Assets	$37,945,040				$40,001,988

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	1,038,745	1,168	0.15		$978,388	1,482	0.20
Interest-bearing transaction accounts	2,164,280	4,554	0.28		2,243,344	5,601	0.33
Money market accounts	4,856,430	7,108	0.20		6,143,355	12,356	0.27
Time deposits	12,093,884	107,931	1.19		12,888,825	120,325	1.25

Total interest-bearing deposits	20,153,339	120,761	0.80		22,253,912	139,764	0.84

Repurchase agreements	6,317,033	212,293	4.43		6,950,000	234,396	4.45
Federal Home Loan Bank of New York advances	5,857,967	211,354	4.76		5,225,000	189,063	4.77

Total borrowed funds	12,175,000	423,647	4.59		12,175,000	423,459	4.59

Total interest-bearing liabilities	32,328,339	544,408	2.23		34,428,912	563,223	2.16

Noninterest-bearing liabilities:
Noninterest-bearing deposits	593,170				578,883
Other noninterest-bearing liabilities	206,070				262,631

Total noninterest-bearing liabilities	799,240				841,514

Total liabilities	33,127,579				35,270,426
Shareholders’ equity	4,817,461				4,731,562

Total Liabilities and Shareholders’ Equity	$37,945,040				$40,001,988

Net interest income/net interest rate spread (2)		$354,956	1.01			$476,649	1.41

Net interest-earning assets/net interest margin (3)	$4,717,668		1.29%		$4,452,195		1.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.15	x			1.13	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.
(4)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $45.9 million and $99.6 million for the nine months ended September 30, 2014 and 2013, respectively.

General. Net income was $118.8 million for the nine months ended September 30, 2014 as compared to net income of $139.4 million for the nine months ended September 30, 2013. Both basic and diluted earnings per common share were $0.24 for the nine months ended September 30, 2014 as compared to both basic and diluted earnings per share of $0.28 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our annualized return on average shareholders’ equity was 3.29%, compared with 3.93% for the nine months ended September 30, 2013. Our annualized return on average assets for the nine months ended September 30, 2014 was 0.42% as compared to 0.46% for the nine months ended September 30, 2013.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2014 decreased $140.5 million, or 13.5%, to $899.4 million from $1.04 billion for the nine months ended September 30, 2013. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $1.83 billion, or 4.7%, to $37.05 billion for the nine months ended September 30, 2014 from $38.88 billion for the nine months ended September 30, 2013. The decrease in total interest and dividend income was also due to a decrease of 33 basis points in the annualized weighted-average yield on total interest-earning assets to 3.24% for the nine months ended September 30, 2014 from 3.57% for the nine months ended September 30, 2013. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during the first nine months of 2014 as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The decrease in the annualized weighted-average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.45 billion increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.25% during the nine months ended September 30, 2014 and a $423.2 million increase in the average balance of investment securities with an annualized weighted-average yield of 0.81% for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, interest on first mortgage loans decreased $102.7 million, or 12.2%, to $741.9 million from $844.6 million for the nine months ended September 30, 2013. This was primarily due to a $2.26 billion decrease in the average balance of first mortgage loans to $22.99 billion for the nine months ended September 30, 2014 from $25.25 billion for the nine months ended September 30, 2013. The decrease in interest income on mortgage loans was also due to a 16 basis point decrease in the annualized weighted-average yield to 4.30% for the nine months ended September 30, 2014 from 4.46% for the nine months ended September 30, 2013.

The decrease in the annualized weighted-average yield earned on first mortgage loans during the nine months ended September 30, 2014 was due to repayments of higher-yielding loans. Consequently, the average yield on our loan portfolio continued to decline during the first nine months of 2014.

Interest on consumer and other loans decreased $1.1 million to $6.6 million for the nine months ended September 30, 2014 from $7.7 million for the nine months ended September 30, 2013. The average balance of consumer and other loans decreased $25.5 million to $207.5 million for the first nine months of 2014 from $233.0 million for the first nine months of 2013 and the annualized weighted-average yield earned decreased 14 basis points to 4.26% from 4.40% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $39.4 million to $125.1 million for the nine months ended September 30, 2014 from $164.5 million for the nine months ended September 30, 2013. This decrease was due primarily to a $2.41 billion decrease in the average balance of mortgage-backed securities to $7.58 billion during the first nine months of 2014 from $9.99 billion for the first nine months of 2013. The annualized weighted-average yield of mortgage-backed securities was 2.20% for both the nine months ended September 30, 2014 and 2013.

The decrease in the average balance of mortgage-backed securities during the nine month period ended September 30, 2014 was due to sales of mortgage-backed securities and principal repayments. During the first nine months of 2014, we sold $1.63 billion of mortgage-backed securities to realize gains that would decrease as market interest rates increase and as repayments reduced the outstanding principal balance on these securities.

For the nine months ended September 30, 2014, interest on investment securities decreased $2.1 million to $5.2 million as compared to $7.3 million for the nine months ended September 30, 2013. This decrease was due to a decrease of 139 basis points in the annualized weighted-average yield to 0.81% for the first nine months of 2014 from 2.20% for the same period in 2013. This decrease was partially offset by an increase of $423.2 million in the average balance of investment securities to $862.3 million for the first nine months of 2014 as compared to $439.1 million for the first nine months of 2013.

The increase in the average balance of investment securities during the nine month period ended September 30, 2014 was due to the purchase of $1.80 billion of U.S. Treasury securities during the first nine months of 2014. The decrease in the annualized weighted-average yield earned on investment securities during this same period is due to the yield earned on the U.S. Treasury securities purchased which was 0.34%.

Dividends on FHLB stock decreased $287,000 or 2.6%, to $10.9 million for the nine months ended September 30, 2014 from $11.2 million for the nine months ended September 30, 2013. The decrease was primarily due to a $13.2 million decrease in the average balance of FHLB stock to $337.2 million for the first nine months of 2014 as compared to $350.4 million for the first nine months of 2013. The annualized weighted-average dividend yield earned on FHLB stock was 4.31% for the nine months ended September 30, 2014 as compared to 4.26% for the same period in 2013.

Interest on Federal funds sold and other overnight deposits amounted to $9.6 million for the nine months ended September 30, 2014 as compared to $4.7 million for the nine months ended September 30, 2013 due primarily to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $5.07 billion for the first nine months of 2014 as compared to $2.62 billion for the same period in 2013. The yield earned on Federal funds and other overnight deposits was 0.25% for the nine months ended September 30, 2014 and 0.24% for the same period in 2013, respectively.

The increase in the average balance of Federal funds sold and other overnight deposits for the nine month period ended September 30, 2014 was due primarily to repayments and sales of mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. For the nine months ended September 30, 2014, total interest expense decreased $18.8 million, or 3.3%, to $544.4 million from $563.2 million for the nine months ended September 30, 2013. This decrease was primarily due to a $2.10 billion, or 6.1%, decrease in the average balance of total interest-bearing liabilities to $32.33 billion for the nine months ended September 30, 2014 compared with $34.43 billion for the nine months ended September 30, 2013. This was partially offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.23% for the nine months ended September 30, 2014 as compared to 2.16% for the nine months ended September 30, 2013. The decrease in the average balance of total interest-bearing liabilities was due entirely to a decrease in the average balance of total deposits.

The increase in the average cost of interest-bearing liabilities during the nine months ended September 30, 2014 was due to a decrease in the average balance of interest-bearing deposits which have a lower weighted-average cost than our borrowed funds, the average balances of which remained unchanged. Interest-bearing deposits accounted for 62% of interest-bearing liabilities for the nine months ended September 30, 2014 as compared to 65% for the same respective period in 2013.

Interest expense on deposits decreased $19.0 million, or 13.6%, to $120.8 million for the nine months ended September 30, 2014 from $139.8 million for the nine months ended September 30, 2013. The decrease is primarily due to a $2.10 billion decrease in the average balance of interest-bearing deposits to $20.15 billion for the first nine months of 2014 from $22.25 billion for the first nine months of 2013. The decrease is also due to a decrease in the average cost of interest-bearing deposits of 4 basis points to 0.80% for the first nine months of 2014 from 0.84% for the first nine months of 2013.

Interest expense on our time deposit accounts decreased $12.4 million to $107.9 million for the nine months ended September 30, 2014 as compared to $120.3 million for the nine months ended September 30, 2013. This decrease was due to a $794.9 million decrease in the average balance of time deposit accounts to $12.09 billion for the nine months ended September 30, 2014 from $12.89 billion for the same period in 2013. The decrease was also due to a 6 basis point decrease in the annualized weighted-average cost to 1.19% for the nine months ended September 30, 2014 compared with 1.25% for the nine months ended September 30, 2013 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $5.3 million to $7.1 million for the nine months ended September 30, 2014 from $12.4 million for the nine months ended September 30, 2013. This decrease was due to a decrease in the annualized weighted-average cost of 7 basis points to 0.20% for the nine months ended September 30, 2014 from 0.27% for the nine months ended September 30, 2013. This decrease was also the result of a $1.28 billion decrease in the average balance of money market accounts to $4.86 billion for the nine months ended September 30, 2014 from $6.14 billion for the nine months ended September 30, 2013.

Interest expense on our interest-bearing transaction accounts decreased $1.0 million to $4.6 million for the nine months ended September 30, 2014 from $5.6 million for the same period in 2013. The decrease is due to a 5 basis point decrease in the annualized weighted-average cost to 0.28% for the nine months ended September 30, 2014 as compared to 0.33% for the same period in 2013. The decrease was also the result of $79.1 million decrease in the average balance to $2.16 billion for the nine months ended September 30, 2014 as compared to $2.24 billion for the same period in 2013.

The decrease in the average cost of deposits for the first nine months of 2014 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

For the nine months ended September 30, 2014 interest expense on borrowed funds was $423.6 million as compared to $423.5 million for the nine months ended September 30, 2013. The average cost of borrowed funds was 4.59% for both the nine months ended September 30, 2014 and 2013. The average balance of borrowings was unchanged for both comparative periods.

Borrowings amounted to $12.18 billion at September 30, 2014 with an average cost of 4.59%. There are no scheduled maturities for 2014.

Net Interest Income. Net interest income decreased $121.6 million, or 25.5%, to $355.0 million for the first nine months of 2014 as compared to $476.6 million for the first nine months of 2013. Our interest rate spread decreased 40 basis points to 1.01% for the nine months ended September 30, 2014 as compared to 1.41% for the nine months ended September 30, 2013. Our net interest margin decreased 36 basis points to 1.29% for the nine months ended September 30, 2014 as compared to 1.65% for the nine months ended September 30, 2013. The decreases in our interest rate spread and net interest margin for the nine months ended September 30, 2014 was primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease is also due to an increase in the average balance of Federal funds and other overnight deposits and U.S. Treasury securities which yield 0.25% and 0.34%, respectively.

Provision for Loan Losses. We recorded a net credit provision for loan losses of $3.5 million during the third quarter of 2014 after recording no provision for loan losses in each of the first and second quarters of 2014, resulting in a decrease of $40.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The ALL amounted to $242.2 million at September 30, 2014 and $276.1 million at December 31, 2013. The net credit provision for loan losses and the decline in the ALL were primarily due to a decrease in non-performing loans and early stage delinquencies. The decline in non-performing loans was primarily due to the sale of a pool of non-performing FHA loans as well as improving economic conditions, particularly in the housing and labor markets. The decline in the ALL reflects improving home prices and economic conditions, a decrease in the size of the loan portfolio and a decrease in the amount of total delinquent loans. We recorded our provision for loan losses during the first nine months of 2014 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $62.9 million for the first nine months of 2014 as compared to $25.6 million for the same period in 2013. Included in non-interest income for the first nine months of 2014 were $57.8 million in gains from the sale of $1.63 billion of mortgage-backed securities. Gains on the sales of securities amounted to $17.8 million for the nine months ended September 30, 2013.

Non-Interest Expense. Total non-interest expense amounted to $222.9 million for the nine months ended September 30, 2014 as compared to $236.4 million for the nine months ended September 30, 2013. This decrease was due to a $23.7 million decrease in Federal deposit insurance expense and a $331,000 decrease in compensation and employee benefit expense, partially offset by a $10.2 million increase in other non-interest expense.

Compensation and employee benefit costs decreased $331,000 to $98.7 million for the first nine months of 2014 as compared to $99.0 million for the same period in 2013. The decrease in compensation and employee benefit costs is primarily due to decreases of $4.1 million in pension plan expense and $4.0 million in compensation expense. The decreases were partially offset by increases of $3.6 million in stock benefit plan expense and $3.8 million in medical plan expenses. The decrease in pension plan expense was due primarily to a decrease in the amortization of net actuarial losses during the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease in compensation expense is a result of a reduced number of employees and lower expenses for the executive officer annual incentive plan.

For the nine months ended September 30, 2014 Federal deposit insurance expense decreased $23.7 million, or 37.9%, to $38.8 million from $62.5 million for the nine months ended September 30, 2013. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

For the nine months ended September 30, 2014, other non-interest expense increased $10.2 million to $57.1 million as compared to $46.9 million for the same period in 2013. This increase was due to a $5.5 million increase in professional fees, a $3.3 million increase in foreclosed property expenses and a $3.0 million increase in our reserve related to our claim against the Lehman Brothers, Inc. estate.

The increase in professional fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well as the use of consultants to supplement staffing during the pendency of the Merger.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during the first quarter of 2014. During the third quarter of 2014, the Bank received a partial payment on our non-customer claim of $2.4 million reducing the claim amount to $11.4 million as of September 30, 2014.

Included in other non-interest expense were net gains of $2.7 million resulting from write-downs on foreclosed real estate and net gains on the sale of foreclosed real estate for the nine months ended September 30, 2014 as compared to a net gain of $753,000 for the comparable period in 2013. We sold 185 properties during the first nine months of 2014 as compared to 152 properties for the same period in 2013. Expenses associated with foreclosed real estate were $13.6 million and $10.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Income Taxes. Income tax expense amounted to $79.6 million for the nine months ended September 30, 2014 compared with income tax expense of $90.0 million for the nine months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was 40.13% compared with 39.23% for the nine months ended September 30, 2013.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$18,333,026	82.31%	$19,518,912	80.95%
Interest-only	3,074,839	13.81	3,648,732	15.13
FHA/VA	645,500	2.90	704,532	2.92
Multi-family and commercial	17,451	0.08	25,671	0.11
Construction	177	—	294	—

Total first mortgage loans	22,070,993	99.10	23,898,141	99.11

Consumer and other loans
Fixed-rate second mortgages	76,065	0.34	86,079	0.36
Home equity credit lines	105,099	0.47	108,550	0.45
Other	19,648	0.09	20,059	0.08

Total consumer and other loans	200,812	0.90	214,688	0.89

Total loans	22,271,805	100.00%	24,112,829	100.00%

Deferred loan costs	102,063		105,480
Allowance for loan losses	(242,212)		(276,097)

Net loans	$22,131,656		$23,942,212

At September 30, 2014, first mortgage loans secured by one-to four-family properties accounted for 99.0% of total loans. Fixed-rate mortgage loans represent 54.0% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options or negative amortization loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at September 30, 2014 are interest-only loans of approximately $3.07 billion, or 13.8% of total loans, as compared to $3.65 billion, or 15.1% of total loans, at December 31, 2013. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life.

These loans are underwritten using the higher of the introductory rate or the fully indexed rate to calculate the monthly payment of principal and interest that will repay the loan amount over the term remaining as of the date the rate is reset. Non-performing interest-only loans amounted to $108.4 million, or 12.6% of non-performing loans at September 30, 2014 as compared to non-performing interest-only loans of $135.2 million, or 12.9% of non-performing loans at December 31, 2013.

In addition to our full documentation loan program, prior to January 2014, we originated and purchased loans to certain eligible borrowers as reduced documentation loans. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We required applicants for reduced documentation loans to complete a Freddie Mac/Fannie Mae loan application and requested income, asset and credit history information from the borrower. Additionally, we verified asset holdings and obtained credit reports from outside vendors on all borrowers to ascertain the credit history of the borrower. Applicants with delinquent credit histories generally did not qualify for the reduced documentation processing, although delinquencies that were adequately explained did not prohibit processing as a reduced documentation loan. We reserved the right to verify income and required asset verification, but on a case by case basis we elected to not verify or corroborate certain income information. Reduced documentation loans represent 21.7% of our one- to four-family first mortgage loans at September 30, 2014 and 21.3% at December 31, 2013. Included in our loan portfolio at September 30, 2014 are $4.11 billion of amortizing reduced documentation loans and $666.5 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at September 30, 2014 include $171.1 million of amortizing reduced documentation loans and $39.0 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013. Beginning in January 2014, we only originate loans that meet the CFPB’s requirements under the ability to repay regulation or qualified mortgage rule, although we continue to originate interest only loans, subject to full compliance with the ability to repay provisions of the rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for “qualified mortgages”.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At September 30, 2014		At December 31, 2013
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.3%	42.0%	42.5%	44.2%
New York	27.7	27.6	27.1	24.1
Connecticut	14.6	8.1	14.9	8.0

Total New York metropolitan area	84.6	77.7	84.5	76.3

Pennsylvania	4.9	1.7	4.9	2.4
Massachusetts	2.0	2.1	1.8	1.6
Virginia	1.7	1.9	1.8	2.3
Maryland	1.7	5.0	1.7	4.7
Illinois	1.6	4.9	1.6	4.8
All others	3.5	6.7	3.7	7.9

Total outside New York metropolitan area	15.4	22.3	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
One-to four-family amortizing loans	$712,752	$770,641
One-to four-family interest-only loans	108,398	135,228
Multi-family and commercial mortgages	1,044	3,189
Construction loans	177	294
Consumer and other loans	9,226	7,048

Total non-accrual loans	831,597	916,400
Accruing loans delinquent 90 days or more (1)	28,242	132,844

Total non-performing loans	859,839	1,049,244
Foreclosed real estate, net	78,514	70,436

Total non-performing assets	$938,353	$1,119,680

Non-performing loans to total loans	3.86%	4.35%
Non-performing assets to total assets	2.53	2.90

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

During the third quarter of 2014, we sold a pool of non-performing residential mortgage loans guaranteed by the FHA with an aggregate unpaid principal balance of $112.1 million to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Excluding the impact of the FHA loan sale, non-performing loans further declined during the quarter from $896.1 million at June 30, 2014 to $859.8 million at September 30, 2014.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing and reverse accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $14.3 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the third quarter of 2014 for which we discontinued accruing and reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans at September 30, 2014 and December 31, 2013:

	30-59 Days		60-89 Days		90 Days or More
At September 30, 2014	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four- family first mortgages:
Amortizing	658	$223,347	306	$108,452	2,143	$712,752
Interest-only	53	42,769	20	10,168	191	108,398
FHA/VA first mortgages	153	26,736	69	12,785	145	28,242
Multi-family and commercial mortgages	3	1,143	2	4,548	3	1,044
Construction loans	—	—	—	—	1	177
Consumer and other loans	29	1,660	14	1,884	81	9,226

Total	896	$295,655	411	$137,837	2,564	$859,839

Delinquent loans to total loans		1.33%		0.62%		3.86%

At December 31, 2013
One- to four- family first mortgages:
Amortizing	728	$246,435	327	$118,947	2,366	$770,641
Interest-only	51	34,277	29	21,283	235	135,228
FHA/VA first mortgages	153	27,868	73	13,963	559	132,844
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189
Construction loans	—	—	—	—	1	294
Consumer and other loans	36	1,931	18	1,337	68	7,048

Total	972	$311,895	448	$161,513	3,233	$1,049,244

Delinquent loans to total loans		1.29%		0.67%		4.35%

Potential problem loans consist of early-stage delinquencies, as set forth in the table above, and troubled debt restructurings that are not included in non-accrual loans. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Troubled debt restructurings:
Current	$126,409	$108,413
30-59 days	25,100	19,931
60-89 days	15,513	17,407
90 days or more	161,380	176,797

Total troubled debt restructurings	$328,402	$322,548

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

The following table presents loan portfolio class modified as troubled debt restructurings. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts as of the dates indicated:

	September 30, 2014			December 31, 2013
	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Contracts	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	960	$337,994	$289,430	933	$318,908	$281,481
Interest-only	57	33,198	29,752	55	35,226	31,564
Multi-family and commercial mortgages	2	7,911	4,744	2	7,029	7,029
Consumer and other loans	38	4,740	4,476	24	2,672	2,474

Total	1,057	$383,843	$328,402	1,014	$363,835	$322,548

Foreclosed real estate amounted to $78.5 million and $70.4 million at September 30, 2014 and December 31, 2013, respectively. During the first nine months of 2014 we sold 185 properties as compared to 152 properties during the first nine months of 2013. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $2.7 million for the nine months ended September 30, 2014 as compared to a net gain of $753,000 for the comparable period in 2013. Holding costs associated with foreclosed real estate amounted to $13.6 million and $10.3 million for the nine months ended September 30, 2014 and 2013, respectively.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which includes the implementation of our CRE lending initiative. Under this initiative, the Bank will initially participate in syndicated CRE and multi-family mortgage loan deals. The Bank has developed a detailed project plan for the CRE initiative and the Bank originated its first CRE participation loan for $25.0 million in October 2014.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$255,011	$297,288	$276,097	$302,348

Provision for loan losses	(3,500)	4,000	(3,500)	36,500
Charge-offs:
First mortgage loans	(16,342)	(18,046)	(48,192)	(65,877)
Consumer and other loans	(168)	(3)	(560)	(454)

Total charge-offs	(16,510)	(18,049)	(48,752)	(66,331)
Recoveries	7,211	7,768	18,367	18,490

Net charge-offs	(9,299)	(10,281)	(30,385)	(47,841)

Balance at end of period	$242,212	$291,007	$242,212	$291,007

Allowance for loan losses to total loans	1.09%	1.19%	1.09%	1.19
Allowance for loan losses to non-performing loans	28.17	27.17	28.17	27.17
Net charge-offs as a percentage of average loans (1)	0.17	0.17	0.17	0.25

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated.

	At September 30, 2014		At December 31, 2013
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$238,210	99.02%	$271,261	99.00%
Other first mortgages	320	0.08	918	0.11

Total first mortgage loans	238,530	99.10	272,179	99.11
Consumer and other loans	3,682	0.90	3,918	0.89

Total allowance for loan losses	$242,212	100.00%	$276,097	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposits and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $1.10 billion during the first nine months of 2014 as compared to $2.93 billion during the first nine months of 2013. Principal repayments on loans amounted to $2.86 billion and $5.32 billion for those same respective periods. At September 30, 2014, commitments to originate and purchase mortgage loans amounted to $70.6 million and $140,000 respectively, as compared to $306.8 million and $275,000 respectively, at September 30, 2013.

Purchases of mortgage-backed securities during the nine months ended September 30, 2014 were $94.4 million as compared to $1.67 billion for the nine months ended September 30, 2013. Principal repayments on mortgage-backed securities amounted to $1.15 billion for the nine months ended September 30, 2014 as compared to $2.66 billion for the nine months ended September 30, 2013. Proceeds from sales of mortgage-backed securities during the nine months ended September 30, 2014 were $1.69 billion as compared to $160.9 million for the nine months ended September 30, 2013.

At September 30, 2014, mortgage-backed securities and investment securities with an amortized cost of $7.24 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $1.07 billion of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the third quarter of 2014, we had no purchases or redemptions of FHLB common stock.

During the first nine months of 2014, total cash and cash equivalents increased $1.36 billion to $5.68 billion. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us carry significant duration risk at relatively low yields. We have maintained lower deposit rates to allow a reduction in our deposits to help alleviate the pressure created by our increasing cash position. Accordingly, we have used a portion of our excess cash inflows to fund these deposit reductions. We believe that while carrying this level of cash and cash equivalents adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $1.50 billion during the first nine months of 2014 as compared to a decrease of $1.40 billion for the first nine months of 2013. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We maintained our deposit rates at low levels during the first nine months of 2014 to continue our balance sheet reduction. At September 30, 2014, time deposits scheduled to mature within one year totaled $6.83 billion with an average cost of 1.08%. These time deposits are scheduled to mature as follows: $2.16 billion with an average cost of 0.77% in the fourth quarter of 2014, $1.57 billion with an average cost of 1.06% in the first quarter of 2015, $1.64 billion with an average cost of 1.39% in the second quarter of 2015 and $1.46 billion with an average cost of 1.20% in the third quarter of 2015.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $3.33 billion at September 30, 2014, all of which have putable dates within one year and are putable quarterly. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $8.85 billion with a weighted-average rate of 4.66%. There are no scheduled maturities through September 30, 2015.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2014. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. We expect a restructuring to result in a net loss and reduction of shareholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

At September 30, 2014 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

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

Cash dividends paid during the nine months ended September 30, 2014 were $60.1 million as compared to $79.6 million for the same period of 2013. We did not purchase any of our common shares during the first nine months ended September 30, 2014 pursuant to our repurchase programs. Pursuant to the

Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At September 30, 2014, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for the Company is capital distributions from its subsidiary, Hudson City Savings. At September 30, 2014, Hudson City Bancorp had total cash and due from banks of $131.6 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At September 30, 2014, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.48%, 11.48% and 27.93%, respectively. We have agreed in the Bank MOU not to materially deviate from our capital plan without regulatory approval.

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

The following table reports the amounts of our contractual obligations as of September 30, 2014.

	Payments Due By Period
Contractual Obligation	Total	Less Than One Year	One Year to Three Years	Three Years to Five Years	More Than Five Years
	(In thousands)
Mortgage loan originations	$70,563	$70,563	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	—	6,275,000	1,550,000	4,350,000
Operating leases	136,978	10,781	21,141	20,308	84,748

Total	$12,382,681	$81,484	$6,296,141	$1,570,308	$4,434,748

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $148.7 million, $158,000, and $2.3 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at September 30, 2014. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at September 30, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At September 30, 2014, approximately 84.6% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Illinois and Maryland, accounted for 4.9%, 2.0%, 1.7%, 1.7% and 1.6%, respectively of total loans. The remaining 3.5% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and the potential for future declines in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each month we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first nine months of 2014. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first nine months of 2014.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $152.6 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. In addition, we do not believe that any events, circumstances or triggering events occurred during the third quarter of 2014 which would have indicated that goodwill and other intangible assets required reassessment. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2013 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of September 30, 2014.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our assets and liabilities. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments such as interest rate swaps or caps during the first nine months of 2014 and we did not have any such hedging transactions in place as of September 30, 2014. Our loan and mortgage-backed securities portfolios, which comprise approximately 76% of our balance sheet, are subject to risks associated with the market for residential real estate, the economy in the greater New York metropolitan region and the general economy of the United States. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

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

Hybrid adjustable-rate first mortgage loans constituted 80% of mortgage loan production during the first nine months of 2014. In the aggregate, 54% of our mortgage-related assets were variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 46% as of September 30, 2014 compared with 44% as of December 31, 2013.

The level of prepayment activity on our interest-sensitive assets impacts our net interest income. The timing of the principal payments on mortgage loans and mortgage-backed securities can be significantly impacted by changes in market interest rates and the associated effect on the prepayment rates of our mortgage-related assets. Mortgage prepayment rates vary due to a number of factors, including economic conditions, the availability of credit, seasonal factors, and demographic variables. However, the principal factor affecting prepayment rates are the prevailing interest rates on existing mortgage loans relative to refinancing opportunities. Generally, the level of prepayment activity directly affects the yield earned on those assets as the principal payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rates. Accordingly, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets remained at elevated levels throughout 2013 but decreased significantly during the first nine months of 2014.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $7.56 billion of interest-bearing non-maturity deposits, and $6.83 billion of time deposits scheduled to mature within the next 12 months.

Borrowings, advances from the Federal Home Loan Bank of NY and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of September 30, 2014 these borrowings totaled $12.18 billion, including $3.33 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion of quarterly putable borrowings, $3.13 billion with a weighted average rate of 4.45% could be put to the Bank during the fourth quarter of 2014. We believe, given current market conditions, it is unlikely that a significant portion of these borrowings would be put back to us unless interest rates were to increase by at least 250 basis points.

At September 30, 2014, the Bank had no one-time putable borrowings.

There are $8.85 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.66%. None of these borrowings are schedule to mature before 2015.

As a result of our investment and financing decisions, the steeper and more positive the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing five years or more, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During the first nine months 2014, a mixed economic environment and market reservations regarding the continued pace of the Federal Reserve quantitative easing program has resulted in a flatter yield curve.

The FOMC noted that economic activity is expanding at a moderate pace. Labor market conditions improved somewhat further with solid job gains and a lower unemployment rate. A range of labor market indicators suggests that underutilization of labor resources is gradually diminishing. Household spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. The national unemployment rate decreased to 5.9% in September 2014 from 6.7% in December 2013 and from 7.2% in September 2013. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the third quarter of 2014.

The FOMC judged that there has been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program. Moreover, the FOMC continues to see sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment in a context of price stability. Accordingly, the FOMC decided to conclude its asset purchase program in October 2014. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

With short-term market interest rates remaining at low levels during 2014, the current interest rate environment has allowed us to continue to re-price lower our short-term time and non-maturity deposits, thereby reducing our cost of deposits, and has also allowed us to price longer-term time deposits (2-5 year maturities) at lower rates and maintain the weighted-average remaining maturity on this portfolio. The yields on our primary investments of mortgage loans and mortgage-backed securities continued to move lower during the first nine months of 2014.

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

We assume maturing or called instruments are reinvested into like product, with the rate earned or paid reset to our currently offered rate for loans and deposits, or the current market rate for securities and borrowed funds. We have not reported the minus 200 or minus 250 basis point interest rate shock scenarios in either of our simulation model analyses, as we believe, given the current interest rate environment, these scenarios would be highly unlikely and the resulting information would not be meaningful.

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months from September 30, 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

	At September 30, 2014
Change in Interest	Percent Change in Net Interest Income
	Instantaneous	Incremental
(Basis points)
300	15.78%	9.25%
200	14.05	7.38
100	9.03	4.42
50	5.17	2.24
(50)	(5.42)	(2.52)
(100)	(13.00)	(3.53)

Of note in the positive shock scenarios:

•	For instantaneous rate changes, interest income improves due to our large overnight funds balance as well as an increase in the yields earned on mortgage-backed securities as prepayments slow resulting in reduced amounts of premium amortization. In addition, as rates rise, the increase in deposit rates lags the increase in market rates.

•	In larger instantaneous market moves, such as an increase of 300 basis points, the re-pricing of interest-earning assets slows relative to that of deposit re-pricing and the pace of net interest income growth moderates slightly.

•	For incrementally rising interest rates, net interest income improves as increases in interest income outstrip the increase in interest expense as deposits re-price.

•	At September 30, 2014, projected net interest income increases 15.78% for instantaneous rate changes of 300 basis points as compared to 12.62% at June 30, 2014. This change was due primarily to (i) $550.0 million of one-time putable borrowings that passed their put dates in the third quarter of 2014 and became fixed-rate fixed-maturity borrowings at their then current rates and (ii) a $248.1 million increase in overnight funds during the third quarter of 2014.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios, with instantaneous rate moves proving more unfavorable. This results from both an acceleration of prepayments on the mortgage-related assets and the fact that our non-maturity and short term time deposits, already at low rates, cannot experience the full effect of rate scenarios of minus 50 and minus 100 basis points.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at September 30, 2014. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.0% in the plus 300 basis point interest rate shock scenario.

	At September 30, 2014
Change in Interest Rates	Present Value Ratio	Basis Point Change
(basis points)
300	9.47%	(427)
200	11.08	(266)
100	12.76	(98)
50	13.35	(39)
—	13.74	—
(50)	13.81	7
(100)	13.49	(25)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. This sensitivity measure is referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Initially, the net present value ratio is stable as the change in the duration of assets closely matches the change in the duration of liabilities even as prepayments accelerate.

•	In interest rate decreases greater than 50 basis points, prepayments accelerate on our mortgage loans and mortgage-backed securities and the duration of these assets contracts to such an extent that the duration of liabilities exceeds the duration of assets in the minus 100 basis point scenario. As a result, the net present value ratio decreases in these scenarios.

The methods used in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve, regardless of the duration to maturity or re-pricing. The analyses assume that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of September 30, 2014, which we anticipate to re-price or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that re-price or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $822.4 million and non-accrual other loans of $9.2 million from the table.

	At September 30, 2014
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
Interest-earning assets
First mortgage loans	2,251,512	2,064,488	2,521,780	2,513,712	3,792,375	8,104,755	21,248,622
Consumer and other loans	88,345	8,871	7,065	14,160	5,660	67,485	191,586
Federal funds sold	5,570,103	—	—	—	—	—	5,570,103
Mortgage-backed securities	2,021,371	521,377	1,137,098	1,160,440	307,816	1,080,473	6,228,575
FHLB stock	320,753	—	—	—	—	—	320,753
Investment securities	7,204	—	1,800,666	—	293,809	39,011	2,140,690

Total interest-earning assets	10,259,288	2,594,736	5,466,609	3,688,312	4,399,660	9,291,724	35,700,329

Interest-bearing liabilities
Savings accounts	62,753	62,753	110,863	97,267	161,065	551,178	1,045,879
Interest-bearing demand	201,756	201,756	295,041	243,183	366,235	801,687	2,109,658
Money market accounts	593,559	593,559	858,086	622,343	783,734	957,505	4,408,786
Time deposits	3,729,481	3,098,476	3,753,724	590,313	586,252	—	11,758,246
Borrowing	—	—	3,250,000	3,025,000	1,550,000	4,350,000	12,175,000

Total interest-bearing liabilities	4,587,549	3,956,544	8,267,714	4,578,106	3,447,286	6,660,370	31,497,569

Interest sensitivity gap	5,671,739	(1,361,808)	(2,801,105)	(889,794)	952,374	2,631,354	4,202,760

Cumulative interest sensitivity gap	5,671,739	4,309,931	1,508,826	619,032	1,571,406	4,202,760
Cumulative interest sensitivity gap as a percentage of total assets	15.26%	11.60%	4.06%	1.67%	4.23%	11.31%
Cumulative interest-earnings assets as a percentage of interest-bearing liabilities	223.63%	150.44%	108.97%	102.89%	106.33%	113.34%

Of note regarding the GAP analysis:

•	we have no borrowings maturing within the next 12 months; and

•	we expect that prepayment activity will decrease on our mortgage-related assets over the course of the next 12 months as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2013:

•	the cumulative one-year gap as a percent of total assets was positive 11.60% at September 30, 2014 vs. 6.65% at December 31, 2013 primarily due to an increase in the balance of federal funds sold and other overnight deposits to $5.57 billion at September 30, 2014 as compared to $4.19 billion at December 31, 2013.

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

Item 4. – Controls and Procedures

Denis J. Salamone, our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the third quarter of 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-July 31, 2014	—	$—	—	50,123,550
August 1-August 31, 2014	—	—	—	50,123,550
September 1-September 30, 2014	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

10.48	Letter Agreement with Denis J. Salamone dated October 21, 2014

10.49	Form of Letter Agreement with Executive Vice President dated October 9, 2014 (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K)

10.50	Form of Letter Agreement with Senior Vice President dated October 9, 2014 (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013 and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date:	November 7, 2014	By:	/s/ Denis J. Salamone
Denis J. Salamone
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ Anthony J. Fabiano
Anthony J. Fabiano
President and Chief Operating Officer
(Principal Accounting Officer)