Form 10-K
period 2014-12-31
HUDSON CITY BANCORP INC
filed 2015-03-02
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 18, 2015, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 528,934,665 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $4,635,705,602. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $9.83 as reported by the NASDAQ Global Market on June 30, 2014.

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

Hudson City Bancorp, Inc.

Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Annual Report on Form 10-K that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memorandum of Understanding with the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the Office of the Comptroller of the Currency (the “OCC”) and the FRB;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, wars, acts of terrorism and cyberattacks;

i

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the Merger may not be satisfied or waived, and our merger agreement with M&T could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our Strategic Plan (as defined below) in the event the Merger is further delayed or is not completed.

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

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On three occasions, Hudson City Bancorp and M&T have agreed to extend the date after which either party may elect to terminate the Merger Agreement, with the latest extension to April 30, 2015. Each extension was documented with an amendment to the Merger Agreement and the most recent amendment, Amendment No. 3, provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to April 30, 2015. Amendment No. 3 and applicable provisions from the prior amendments, permit the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its strategic plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. There can be no assurances that the Merger will be completed by April 30, 2015 or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

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

Prior to the execution of Amendment No.1, the implementation of the Strategic Plan was suspended pending completion of the Merger. When we announced the first extension of the Merger in April 2013, we charted a dual path for the Company. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan prioritizing the matters that we could achieve during the pendency of the Merger such as secondary mortgage market operations and commercial real estate lending, and proceeded with planning for the implementation of those prioritized matters. Amendment No. 2 provided that the Company is permitted to proceed with the implementation of the Strategic Plan without any prior approval, consent or consultation with M&T, which provision remains in effect under Amendment No. 3. The Strategic Plan includes the implementation of our commercial real estate (“CRE”) lending initiative. During 2014, the Bank began to purchase CRE and multi-family mortgage loans and interests in such loans. The Bank purchased $86.6 million of such loans and interests in the fourth quarter of 2014. We expect to expand our CRE lending business by engaging in direct originations commencing in the second half of 2015. Many of the remaining initiatives in our Strategic Plan require significant lead time for full implementation and roll-out to our customers.

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to and replaced the memorandum of understanding the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the Bank MOU, the Bank adopted and implemented enhanced operating policies and procedures that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. On February 26, 2015 the OCC terminated the Bank MOU.

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive capital plan and a comprehensive earnings plan to the FRB. While the Company believes it is in compliance in all material respects with the terms of the Company MOU, it will remain in effect until modified or terminated by the FRB.

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

We are a community and consumer-oriented retail savings bank offering traditional deposit products, residential real estate mortgage loans and consumer loans. In addition, we purchase residential mortgages, commercial real estate mortgages and interests in such loans and mortgage-backed securities and other securities issued by U.S. government-sponsored enterprises (“GSEs”) as well as other investments permitted by applicable laws and regulations. We currently retain substantially all of the loans we originate in our portfolio. As part of our Strategic Plan, beginning in the first quarter of 2016, we intend to originate loans for sale in the secondary market.

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

Market Area

Through our branch offices, we have operations in the New York metropolitan market area (which we define to include New York, New Jersey and Connecticut). Prior to 2010, we purchased first mortgage loans in states that are east of the Mississippi River and as far south as South Carolina. Loan purchase activity has declined significantly since 2010 and has been limited to our primary market area, which consists of New Jersey, New York and Connecticut. The decline in our loan purchase activity reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. Historically, our wholesale loan purchase program complemented our retail loan origination by enabling us to diversify our assets outside of our local market area.

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

We also open deposit accounts through our internet banking service which allows us to serve customers throughout the United States. As of December 31, 2014, we had $109.2 million of deposits that were opened through our internet banking service.

Our future growth opportunities will be influenced by the growth and stability of the regional economy, other demographic population trends and the competitive environment in the New York metropolitan area. During 2014 economic conditions improved at a moderate pace. The unemployment rate declined to 5.6% in December 2014 from 6.7% in 2013. Economic conditions in our primary market area continued to improve modestly during 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate. Housing prices increased during 2014 as indicated by the S&P/Case-Shiller Home Price Indices. Approximately 84.8% of our mortgage loans are located in the New York metropolitan area. The

Federal Housing Finance Agency (“FHFA”), an independent entity within the Department of Housing and Urban Development, publishes housing market data on a quarterly basis. According to the most recent data published by the FHFA, house prices in New Jersey have increased 1.95% from the third quarter of 2013. For New York house prices increased 1.55% and for Connecticut they decreased 1.27% during this same period. Additionally, according to the FHFA data, the states of Pennsylvania, Massachusetts, Virginia, Illinois and Maryland experienced increases in house prices of 1.73%, 4.69%, 0.92%, 3.56%, and 0.38%, respectively for those same periods. These eight states account for 96.3% of our total mortgage portfolio. We can give no assurance as to whether economic and housing conditions will continue to improve in the near future.

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

Lending Activities

Loan Portfolio Composition. Our loan portfolio primarily consists of one- to four-family residential first mortgage loans, which represent 98.6% of total loans. The remaining loans in our portfolio include multi-family and commercial mortgage loans, construction loans and consumer loans, which primarily consist of fixed-rate second mortgage loans and home equity credit lines. Beginning in the fourth quarter of 2014, we began to diversify our loan portfolio through the purchase of commercial real estate loans and interests in such loans.

At December 31, 2014, we had total loans of $21.56 billion, of which $21.37 billion, or 99.1%, were first mortgage loans. Of the first mortgage loans outstanding at that date, 53.4% were fixed-rate mortgage loans and 46.6% were adjustable-rate mortgage (“ARM”) loans. At December 31, 2014, multi-family and commercial mortgage loans totaled $102.3 million, construction loans totaled $177,000, and consumer and other loans, primarily fixed-rate second mortgage loans and home equity credit lines, amounted to $194.2 million, or 0.9%, of total loans.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$20,620,173	95.62%	$23,167,644	96.08%	$26,119,764	96.41%	$28,260,772	96.35%	$30,049,398	97.17%
FHA/VA	648,070	3.01	704,532	2.92	687,172	2.54	734,781	2.51	499,724	1.62
Multi-family and commercial	102,323	0.47	25,671	0.11	32,259	0.12	39,634	0.14	48,067	0.16
Construction	177	—	294	—	4,669	0.02	4,929	0.02	9,081	0.03

Total first mortgage loans	21,370,743	99.10	23,898,141	99.11	26,843,864	99.09	29,040,116	99.02	30,606,270	98.98

Consumer and other loans:
Fixed-rate second mortgages	72,309	0.34	86,079	0.36	106,239	0.39	131,597	0.45	160,896	0.52
Home equity credit lines	104,372	0.48	108,550	0.45	119,872	0.44	134,502	0.46	137,467	0.44
Other	17,550	0.08	20,059	0.08	20,904	0.08	21,130	0.07	19,264	0.06

Total consumer and other loans	194,231	0.90	214,688	0.89	247,015	0.91	287,229	0.98	317,627	1.02

Total loans	21,564,974	100.00%	24,112,829	100.00%	27,090,879	100.00%	29,327,345	100.00%	30,923,897	100.00%

Deferred loan costs	99,155		105,480		97,534		83,805		86,633
Allowance for loan losses	(235,317)		(276,097)		(302,348)		(273,791)		(236,574)

Net Loans	$21,428,812		$23,942,212		$26,886,065		$29,137,359		$30,773,956

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

	Credit Risk Profile based on Payment Activity
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
December 31, 2014
Performing	$17,652,318	$2,774,245	$100,780	$—	$71,056	$100,607	$13,955	$20,712,961
Non-performing	741,901	99,779	1,543	177	1,253	3,765	3,595	852,013

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

December 31, 2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

	Credit Risk Profile by Internally Assigned Grade
	(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
December 31, 2014
Pass	$17,447,845	$2,744,846	$94,858	$—	$70,669	$97,905	$13,385	$20,469,508
Special mention	89,166	10,926	1,180	—	71	252	118	101,713
Substandard	857,208	118,252	6,285	177	1,569	6,215	4,047	993,753

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

December 31, 2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more, as well as impaired loans, are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings individually, as well as multi-family, commercial and construction loans when they become 120 days past due and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

The following table presents the geographic distribution of loans in our portfolio at the dates indicated:

	At December 31, 2014	At December 31, 2013
	Percentage of Loans by	Percentage of Loans by
	State to Total loans	State to Total loans
New Jersey	42.4%	42.5%
New York	27.8	27.1
Connecticut	14.6	14.9

Total New York metropolitan area	84.8	84.5

Pennsylvania	4.8	4.9
Massachusetts	2.0	1.8
Virginia	1.6	1.8
Illinois	1.5	1.6
Maryland	1.6	1.7
All others	3.7	3.7

Total outside the New York metropolitan area	15.2	15.5

	100.0%	100.0%

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2014. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on first mortgage loans totaled $3.70 billion for 2014, $6.27 billion for 2013 and $7.03 billion for 2012.

	At December 31, 2014
	One-to four- Family First Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$854	1,970	177	12,703	$15,704

After one year:
One to three years	30,408	2,002	—	5,804	38,214
Three to five years	125,266	19,276	—	6,622	151,164
Five to ten years	408,030	71,634	—	29,140	508,804
Ten to twenty years	4,206,966	7,441	—	136,566	4,350,973
Over twenty years	16,496,719	—	—	3,396	16,500,115

Total due after one year	21,267,389	100,353	—	181,528	21,549,270

Total loans	$21,268,243	$102,323	$177	$194,231	21,564,974

Deferred loan costs					99,155
Allowance for loan losses					(235,317)

Net loans					$21,428,812

The following table presents, as of December 31, 2014, the dollar amounts of all fixed-rate and adjustable-rate loans that are contractually due after December 31, 2015:

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
One-to-four family first mortgage loans	$11,406,524	$9,860,865	$21,267,389
Multi-family and commercial mortgages	11,275	89,078	100,353
Consumer and other loans	73,064	108,464	181,528

Total loans due after one year	$11,490,863	$10,058,407	$21,549,270

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total loans:
Balance outstanding at beginning of period	$24,112,829	$27,090,879	$29,327,345

Originations:
First mortgage loans (1)	1,098,166	3,443,460	4,976,263
Consumer and other loans	46,974	52,719	58,907

Total originations	1,145,140	3,496,179	5,035,170

Purchases:
One- to four-family first mortgage loans	167,139	96,892	28,742
Multi-family and commercial first mortgage loans	86,577	—	—

Total purchases	253,716	96,892	28,742

Less:
Principal payments:
First mortgage loans (1)	(3,583,393)	(6,273,486)	(7,029,457)
FHA loan sale	(112,113)	—	—
Consumer and other loans	(66,750)	(84,493)	(98,660)

Total principal payments	(3,762,256)	(6,357,979)	(7,128,117)

Premium amortization and discount accretion, net	(169)	1,483	2,626
Transfers to foreclosed real estate	(123,625)	(126,771)	(87,787)
Charge-offs:
First mortgage loans (1)	(59,978)	(87,288)	(86,636)
Consumer and other loans	(683)	(566)	(464)

Balance outstanding at end of period	$21,564,974	$24,112,829	$27,090,879

(1)	Includes Multi-family, Commercial and Construction loans

Residential Mortgage Lending. Historically, our primary lending emphasis has been the origination and purchase of first mortgage loans secured by one- to four-family properties that serve as the primary or secondary residence of the owner. We do not offer loans secured by cooperative apartment units or interests therein. We currently originate and purchase substantially all of our one- to four-family first mortgage loans for retention in our portfolio. We specialize in residential mortgage loans with principal balances in excess of the Fannie Mae, single-family limit which, prior to 2008, was $417,000 (“non-conforming” or “jumbo” loans). Beginning in 2008, Fannie Mae instituted two sets of loan limits—a conforming loan limit at $417,000 and a “high-cost” loan limit at $729,750. On October 1, 2011, the “high-cost’ loan limit was reduced to $625,500.

Most of our retail loan originations are from licensed mortgage bankers or brokers, existing or past customers, members of our local communities or referrals from local real estate agents, attorneys and builders. Our extensive branch network is also a source of new loan generation. We also employ a staff of representatives who call on real estate professionals to disseminate information regarding our loan programs and take applications directly from their clients. These representatives are paid for each origination. Originated loans represent 80.3% of our one- to four- family first mortgage loans.

We currently offer loans that generally conform to underwriting standards specified by Fannie Mae (“conforming loans”) and non-conforming loans. These loans may be fixed-rate one- to four-family mortgage loans or adjustable-rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2014 was approximately $588,000. The overall average size of our one- to four-family first mortgage loans held in portfolio was approximately $387,000 and $413,000 at December 31, 2014 and 2013, respectively. With the exception of certain non-performing loans that were sold back to the financial institution that originally sold the loans to the Bank, we sold no loans in 2014, 2013 or 2012 and had no loans classified as held for sale at December 31, 2014.

Our originations of residential first mortgage loans amounted to $1.10 billion in 2014, $3.44 billion in 2013 and $4.98 billion in 2012. Included in these totals are refinancings of our existing first mortgage loans as follows:

		Percent of
		First Mortgage
	Amount	Loan Originations
	(In thousands)
2014	$167,384	14.5%
2013	$850,997	23.7
2012	$1,334,841	26.7

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

We also offer a variety of ARM loans secured by one- to four-family residential properties with a fixed rate for initial terms of three years, five years, seven years or ten years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $1.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the LTV ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year and generally are subject to a maximum increase or decrease of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan. As a result of generally low market interest rates for ARM loans, the initial offered rates on these loans ranged from 2.625% to 4.000% while the current fully indexed rate was 3.000% at December 31, 2014. We originated $931.5 million of one- to four-family ARM loans in 2014. At December 31, 2014, 46.4% of our one- to four-family mortgage loans consisted of ARM loans.

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

Historically, our wholesale loan purchase program complemented our retail loan origination production by enabling us to diversify assets outside our local market area. At December 31, 2014, $4.11 billion, or 19.3%, of our one- to four-family first mortgage loans were purchased loans. Our loan purchase activity has significantly declined reflecting our limited appetite for adding long term fixed rate mortgage loans to our portfolio in the current low market interest rate environment. We expect that the amount of loan purchases will continue to be at reduced levels for the near future.

We have developed written standard operating guidelines relating to the purchase of these assets. These guidelines include an evaluation and approval process for the various sellers from whom we choose to buy whole loans, the acceptable types of whole loans and acceptable property locations. The purchase agreements, as established with each seller/servicer, contain parameters of the loan characteristics that can be included in each package. These parameters, such as maximum loan size and maximum weighted average LTV, generally conform to parameters utilized by us to originate mortgage loans. Loans are reviewed for compliance with the agreed upon parameters. Purchased loan packages are subject to internal due diligence procedures including review of a sampling of individual loan files. We generally perform full credit reviews of 10% to 20% of the mortgage loans in each package purchased. Our due diligence procedures include a review of the legal documents, including the note, the mortgage and the title policy, review of the credit file, evaluating debt service ratios, review of the appraisal and verifying LTV ratios and evaluating the completeness of the loan package. This review subjects the loan files in the sample to substantially the same underwriting standards used in our own loan origination process. We maintain custody of the legal documents including the original note.

We purchased first mortgage loans of $253.7 million in 2014, $96.9 million in 2013 and $28.7 million in 2012. The average size of our one-to four-family mortgage loans purchased during 2014 was approximately $215,000. During 2014, loan purchases included $86.6 million of CRE and multi-family mortgage loans. The remaining loans purchased in 2014 were loans guaranteed by the Federal Housing Administration (the “FHA”). Substantially all of the loans purchased in 2013 and 2012 were loans guaranteed by the FHA.

We also originate, and in the past have purchased, interest-only mortgage loans. These loans are designed for customers who desire flexible amortization schedules. These loans are originated as ARM loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using fully amortizing payment amounts, more restrictive standards and generally are made with lower LTV limitations imposed to help minimize any potential credit risk. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain an acceptable LTV ratio. However, we do not believe these programs will have a material adverse impact on our asset quality based on our underwriting criteria and the average LTV ratios on the loans originated in this program. During 2014, we originated $101.2 million of interest-only loans with an average LTV ratio of 58.9% based on the appraised value at the time of origination. The outstanding principal balance of interest-only loans in our portfolio was approximately $2.87 billion as of December 31, 2014. Non-performing interest-only loans amounted to $99.8 million, or 11.7%, of non-performing loans at December 31, 2014 as compared to non-performing interest-only loans of $135.2 million, or 12.9%, of non-performing loans at December 31, 2013. We have not in the past, nor do we currently, originate or purchase option ARM loans, where the borrower is given various payment options that could change payment flows to the Bank. For a description of guidance on nontraditional mortgage products, see “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the Consumer Financial Protection Bureau’s (the “CFPB”) new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were

ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. We originated $156.2 million of reduced documentation loans in 2014, for applications received prior to discontinuing our reduced documentation program, as compared to $780.2 million in 2013. Reduced documentation loans represent 21.7% of our one- to four-family first mortgage loans at December 31, 2014. Included in our loan portfolio at December 31, 2014 are $3.99 billion of amortizing reduced documentation loans and $620.0 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at December 31, 2014 include $168.2 million of amortizing reduced documentation loans and $39.8 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013.

In January 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a series of final rules related to mortgage loan origination and mortgage loan servicing. Among other things, these final rules, which went into effect on January 10, 2014, prohibit creditors, such as Hudson City Savings, from extending mortgage loans without regard to the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” As of January 10, 2014, we only originate loans that meet the requirements of a “qualified mortgage”, except we may continue to originate interest only loans subject to our compliance with the ability to repay provisions of the CFPB’s final rule. As a result, in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for qualified mortgages. Accordingly, our loan production volume decreased in 2014. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

We offer mortgage programs designed to address the credit needs of low and moderate-income home mortgage applicants and low and moderate-income home improvement loan applicants. We define low and moderate-income applicants as borrowers residing in low- and moderate-income census tracts or households with income not greater than 80% of the median income of the Metropolitan Statistical Area in the county where the subject property is located. Among the features of the low- and moderate-income home mortgage programs are reduced rates, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For example, these programs have generally provided for loans with up to 80% LTV ratios and rates which are 25 basis points lower than our traditional mortgage loans. In 2014, we originated $1.4 million in mortgage loans under these programs.

Origination and Sale in the Secondary Market of Residential Mortgage Loans. In accordance with our Strategic Plan, we intend to begin to originate residential mortgage loans that conform to GSE guidelines for sale to the GSEs by the end of the first quarter of 2016. Initially, all loans sold to the GSEs will be serviced by a third party subservicing vendor, however, we intend to enhance our servicing function to allow us to service our sold portfolio in the future. As we originate, sell and service our sold loan portfolio, we would expect to have a mortgage servicing rights asset build up over time. We are currently in the process of hiring secondary mortgage market professionals, enhancing our existing servicing program, building out necessary systems and establishing processes and procedures for originating and selling residential mortgage loans to the GSEs.

Multi-family and Commercial Mortgage Loans. At December 31, 2014, $102.3 million, or 0.47%, of the total loan portfolio consisted of multi-family and commercial mortgage loans. Commercial mortgage loans are secured by office buildings and other commercial properties. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). The composition of these loans includes a legacy portfolio that is primarily loans that were acquired in the acquisition of Sound Federal Bancorp, Inc. in 2006 (the “Legacy Portfolio”) and loans originated in 2014 as part of the newly created commercial real estate lending program. During 2014 we hired commercial real estate professionals, built out necessary systems and established processes and procedures for originating, purchasing and monitoring commercial real estate loans. As part of our strategic initiative, we have begun to purchase CRE and multi-family loans and interests in such loans that are secured by mixed-used buildings, retail properties, apartments and office buildings. We expect to expand our CRE lending business by engaging in direct originations commencing in the second half of 2015.

The Legacy Portfolio has 50 loans totaling $19.7 million which are not strategic holdings or relationships. The remainder of the portfolio consists of 8 newly purchased loans and a loan syndication totaling $86.6 million. Although the new loans are all secured by multi-family rental properties, we anticipate that we will originate mortgage loans on office buildings, mixed-use buildings and retail properties in the future.

At December 31, 2014, the largest commercial mortgage loan was a loan participation in which our interest had a principal balance of $25.0 million and was secured by a multi-family rental property. This loan was a portion of an $82.0 million syndicated loan.

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

Consumer Loans. At December 31, 2014, consumer and other loans amounted to $194.2 million, or 0.90%, of our total loans and consisted primarily of fixed-rate second mortgage loans and home equity credit lines. Consumer loans generally have shorter terms to maturity, relative to our mortgage portfolio, which reduces our exposure to changes in interest rates. Consumer loans generally carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

We offer fixed-rate second mortgage loans generally in amounts up to $250,000 secured by owner-occupied one- to four-family residences located in the State of New Jersey, and the portions of New York and Connecticut served by our first mortgage loan products, for terms of up to 20 years. At December 31, 2014 these loans totaled $72.3 million, or 0.34%, of total loans. The underwriting standards applicable to these loans generally are the same as one- to four-family first mortgage loans, except that the combined LTV ratio, including the balance of the first mortgage, generally cannot exceed 75% of the appraised value of the property at time of origination.

Our home equity credit line loans totaled $104.4 million, or 0.48%, of total loans at December 31, 2014. These loans are either fixed-rate or adjustable-rate loans secured by a first or second mortgage on owner-occupied one-to four-family residences located in our market area. The interest rates on adjustable-rate home equity credit lines are based on the “prime rate” as published in The Wall Street Journal (the “Index”) subject to certain interest rate limitations. Interest rates on home equity credit lines are adjusted monthly based upon changes in the Index. Minimum monthly principal payments on currently offered home equity lines of credit are based on 1/240th of the outstanding principal balance or $100, whichever is greater. The maximum credit line generally available is $250,000. The underwriting terms and procedures applicable to these loans are substantially the same as for our fixed-rate second mortgage loans.

Other loans totaled $17.5 million at December 31, 2014 and consisted of collateralized passbook loans, overdraft protection loans, unsecured personal loans, and secured and unsecured commercial lines of credit. We have not originated unsecured personal loans since 2005.

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

Historically, our primary lending emphasis has been the origination and purchase of residential first mortgage loans. During 2014, we began to purchase CRE loans and interests in such loans. All commercial real estate loans are independently underwritten to standards defined in our Commercial Real Estate Credit Policy. Prior to issuance of a commitment letter, all CRE loans must be approved by the Commercial Loan Committee comprised of senior officers, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. All commercial real estate lending activity is reported to the Board of Directors at their next regular meeting.

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

Asset Quality

One of our key operating objectives has been, and continues to be, to maintain a high level of asset quality. Through a variety of strategies we have been proactive in addressing problem loans and non-performing assets. Charge-offs, net of recoveries, amounted to $37.3 million in 2014 and $62.8 million in 2013. Economic conditions have improved at a moderate pace. The unemployment rate declined to 5.6% in December 2014 from 6.7% in 2013. Economic conditions in our primary market area continued to improve modestly during 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We determined the provision for loan losses for 2014 based on our allowance for loan loss (“ALL”) methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio.

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2014 first mortgage loan originations and our total first mortgage loan portfolio were 61.3% and 55.8%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for 2014, we concluded that home values in our primary lending markets increased during 2014 but remain lower than their peak levels reached in 2006 prior to the economic recession. Due to the decline of real estate values starting in 2006 and continuing through 2011, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans:

	At December 31, 2014		At December 31, 2013
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	42.6%	42.5%	44.2%
New York	27.8	27.8	27.1	24.1
Connecticut	14.6	7.8	14.9	8.0

Total New York metropolitan area	84.8	78.2	84.5	76.3

Pennsylvania	4.8	1.5	4.9	2.4
Massachusetts	2.0	1.8	1.8	1.6
Virginia	1.6	1.9	1.8	2.3
Illinois	1.5	4.7	1.6	4.8
Maryland	1.6	5.2	1.7	4.7
All others	3.7	6.7	3.7	7.9

Total outside New York metropolitan area	15.2	21.8	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

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

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days		60-89 Days		90 Days or more		Total Past Due		Current Loans		Total Loans		> 90 Days accruing
	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance
At December 31, 2014
One- to four-family first mortgages:
Amortizing	821	$243,560	340	$111,420	2,294	$741,901	3,455	$1,096,881	47,254	$17,297,338	50,709	$18,394,219	175	$33,383
Interest-only	43	30,256	21	12,507	180	99,779	244	142,542	4,001	2,731,482	4,245	2,874,024	—	—
Multi-family and commercial mortgages	17	2,782	2	4,743	4	1,543	23	9,068	34	93,255	57	102,323	—	—
Construction loans	—	—	—	—	1	177	1	177	—	—	1	177	—	—
Consumer and other loans:
Fixed-rate second mortgages	7	272	5	71	31	1,253	43	1,596	2,303	70,713	2,346	72,309	—	—
Home equity lines of credit	6	1,077	3	252	29	3,765	38	5,094	2,566	99,278	2,604	104,372	—	—
Other	3	589	3	118	9	3,595	15	4,302	1,807	13,248	1,822	17,550	—	—

Total	897	$278,536	374	$129,111	2,548	$852,013	3,819	$1,259,660	57,965	$20,305,314	61,784	$21,564,974	175	$33,383

Delinquent loans to total loans		1.29%		0.60%		3.95%

	30-59 Days		60-89 Days		90 Days or more		Total Past Due		Current Loans		Total Loans		> 90 Days accruing
	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance
At December 31, 2013
One- to four-family first mortgages:
Amortizing	881	$274,303	400	$132,910	2,925	$903,485	4,206	$1,310,698	50,158	$18,912,746	54,364	$20,223,444	559	$132,844
Interest-only	51	34,277	29	21,283	235	135,228	315	190,788	4,984	3,457,944	5,299	3,648,732	—	—
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189	9	10,556	54	15,115	63	25,671	—	—
Construction loans	—	—	—	—	1	294	1	294	—	—	1	294	—	—
Consumer and other loans:
Fixed-rate second mortgages	16	484	8	129	32	1,412	56	2,025	2,637	84,054	2,693	86,079	—	—
Home equity lines of credit	17	1,389	7	1,163	30	3,895	54	6,447	2,682	102,103	2,736	108,550	—	—
Other	3	58	3	45	6	1,741	12	1,844	1,878	18,215	1,890	20,059	—	—

Total	972	$311,895	448	$161,513	3,233	$1,049,244	4,653	$1,522,652	62,393	$22,590,177	67,046	$24,112,829	559	$132,844

Delinquent loans to total loans		1.29%		0.67%		4.35%

	30-59 Days		60-89 Days		90 Days or more		Total Past Due		Current Loans		Total Loans		> 90 Days accruing
	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan	No. of	Loan
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance
At December 31, 2012
One- to four-family first mortgages:
Amortizing	959	$327,122	568	$206,033	3,046	$965,956	4,573	$1,499,111	54,972	$20,821,950	59,545	$22,321,061	525	$129,553
Interest-only	83	58,004	43	29,609	307	182,239	433	269,852	6,025	4,216,023	6,458	4,485,875	—	—
Multi-family and commercial mortgages	5	6,474	3	3,190	5	1,688	13	11,352	63	20,907	76	32,259	—	—
Construction loans	—	—	—	—	3	4,669	3	4,669	—	—	3	4,669	—	—
Consumer and other loans:
Fixed-rate second mortgages	14	587	5	68	39	1,665	58	2,320	3,189	103,919	3,247	106,239	—	—
Home equity lines of credit	17	1,592	4	379	28	3,996	49	5,967	2,879	113,905	2,928	119,872	—	—
Other	4	62	—	—	4	2,314	8	2,376	2,063	18,528	2,071	20,904	—	—

Total	1,082	$393,841	623	$239,279	3,432	$1,162,527	5,137	$1,795,647	69,191	$25,295,232	74,328	$27,090,879	525	$129,553

Delinquent loans to total loans		1.45%		0.88%		4.29%

During 2014, we sold a pool of $112.1 million of non-performing residential mortgage loans guaranteed by the FHA back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Economic conditions in our primary market area continued to improve modestly during 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate.

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

The following table presents information regarding non-performing assets as of the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four family amortizing loans	$708,518	$770,641	$836,403	$700,429	$614,758
One-to four family interest-only loans	99,779	135,228	182,239	213,862	179,348
Multi-family and commercial mortgages	1,543	3,189	1,688	2,223	1,117
Construction loans	177	294	4,669	4,344	7,560
Consumer and other loans	8,613	7,048	7,975	4,353	4,320

Total non-accrual loans	818,630	916,400	1,032,974	925,211	807,103
Accruing loans delinquent 90 days or more	33,383	132,844	129,553	97,476	64,156

Total non-performing loans	852,013	1,049,244	1,162,527	1,022,687	871,259
Foreclosed real estate, net	79,952	70,436	47,322	40,619	45,693

Total non-performing assets	$931,965	$1,119,680	$1,209,849	$1,063,306	$916,952

Non-performing loans to total loans	3.95%	4.35%	4.29%	3.48%	2.82%
Non-performing assets to total assets	2.55	2.90	2.98	2.34	1.50

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Troubled debt restructurings:
Current	$137,249	$108,413	$64,438	$43,042	$9,429
30-59 days	20,344	19,931	28,988	7,359	1,616
60-89 days	17,079	17,407	14,346	4,786	—
90 days or more	157,744	176,797	107,320	11,354	—

Total troubled debt restructurings	$332,416	$322,548	$215,092	$66,541	$11,045

The increases in troubled debt restructurings since 2010 were primarily due to an expansion of loan modification programs offered by the Bank pursuant to a Residential Mortgage Loss Mitigation Policy that became effective during the first quarter of 2012.

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

We discontinue accruing interest and reverse previously accrued but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $16.9 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2014 for which we discontinued accruing interest and reversed previously accrued, but unpaid interest.

Included in accruing loans delinquent 90 days or more are $33.4 million of FHA loans. We continue to accrue interest on these loans since they are insured by the FHA and we believe that we will collect substantially all amounts contractually due under the terms of the loan. At December 31, 2014, approximately 78.2% of our non-performing loans were in the New York metropolitan area and 21.8% were outside of the New York metropolitan area. At December 31, 2013, approximately 76.3% of our non-performing loans were in the New York metropolitan area and 23.7% were outside of the New York metropolitan area. Non-accrual first mortgage loans at December 31, 2014 included $99.8 million of interest-only loans and $208.0 million of reduced documentation loans ($39.8 million of which were also interest-only loans) with average LTV ratios of approximately 66.8% and 55.2%, respectively, based on appraised values at time of origination. Non-accrual first mortgage loans at December 31, 2013 included $135.2 million of interest-only loans and $231.7 million of reduced documentation loans with average LTV ratios of approximately 63.4% and 66.2%, respectively, based on appraised values at time of origination.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $50.5 million. The total amount of interest income received on non-accrual loans amounted to approximately $1.0 million during 2014. We are not committed to lend additional funds to borrowers whose loans are in non-accrual status.

Allowance for Loan Losses.

The following table presents the activity in our ALL at or for the years indicated:

	At or for the Year December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$276,097	$302,348	$273,791	$236,574	$140,074

Provision for loan losses	(3,500)	36,500	95,000	120,000	195,000
Charge-offs:
First mortgage loans	(59,978)	(87,288)	(86,636)	(96,714)	(110,669)
Consumer and other loans	(683)	(566)	(464)	(382)	(102)

Total charge-offs	(60,661)	(87,854)	(87,100)	(97,096)	(110,771)
Recoveries	23,381	25,103	20,657	14,313	12,271

Net charge-offs	(37,280)	(62,751)	(66,443)	(82,783)	(98,500)

Balance at end of year	$235,317	$276,097	$302,348	$273,791	$236,574

Allowance for loan losses to total loans	1.09%	1.15%	1.12%	0.93%	0.77%
Allowance for loan losses to non-performing loans	27.62	26.31	26.01	26.77	27.15
Net charge-offs as a percentage of average loans	0.16	0.24	0.24	0.28	0.31

The following table presents the activity in our ALL by portfolio segment:

	At December 31, 2014
	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348
Provision for loan losses	38,380	(1,132)	(1,003)	255	36,500
Charge-offs	(87,288)	—	—	(566)	(87,854)
Recoveries	25,073	—	—	30	25,103

Net (charge-offs) recoveries	(62,215)	—	—	(536)	(62,751)

Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Provision for loan losses	(5,867)	2,281	2	84	(3,500)
Charge-offs	(57,348)	(2,515)	(115)	(683)	(60,661)
Recoveries	22,816	—	—	565	23,381

Net (charge-offs) recoveries	(34,532)	(2,515)	(115)	(118)	(37,280)

Balance at December 31, 2014	$230,862	$571	$—	$3,884	$235,317

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$322,661	$5,651	$177	$4,314	$332,803
Collectively evaluated for impairment	20,945,582	96,672	—	189,917	21,232,171
Allowance
Individually evaluated for impairment	$20,413	$126	$—	$343	$20,882
Collectively evaluated for impairment	210,449	445	—	3,541	214,435

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

The ALL amounted to $235.3 million and $276.1 million at December 31, 2014 and 2013, respectively. We recorded a net credit provision for loan losses during 2014 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, our loss experience on non-performing loans, conditions in the real estate and housing markets, current economic conditions, particularly increasing levels of unemployment, and changes in the size of the loan portfolio. The net credit provision for loan losses and the decline in the ALL were primarily due to a decrease in non-performing loans and early stage delinquent loans. The decline in non-performing loans was primarily due to the sale of a pool of non-performing FHA loans as well as improving economic conditions, particularly in the housing and labor markets. The decline in the ALL also reflects improving home prices and economic conditions and a decrease in the size of the loan portfolio. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

At December 31, 2014, first mortgage loans secured by one-to four-family properties accounted for 99.1% of total loans. Fixed-rate mortgage loans represent 53.4% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. We do not originate or purchase option ARM loans or negative amortization loans.

Non-performing loans amounted to $852.0 million at December 31, 2014 as compared to $1.05 billion at December 31, 2013. Non-performing loans at December 31, 2014 included $841.7 million of one- to four-family first mortgage loans as compared to $1.04 billion at December 31, 2013. The ratio of non-performing loans to total loans was 3.95% at December 31, 2014 compared with 4.35% at December 31, 2013. Loans delinquent 60 to 89 days amounted to $129.1 million at December 31, 2014 as compared to $161.5 million at December 31, 2013. Foreclosed real estate amounted to $80.0 million at December 31, 2014 as compared to $70.4 million at December 31, 2013. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the steady deterioration of real estate values that began in 2006 and continued into the first half of 2012, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. However, our lower average LTV ratios have helped to moderate our charge-offs as there has generally been adequate equity behind our first lien as of the foreclosure date to satisfy our loan.

At December 31, 2014, the ratio of the ALL to non-performing loans was 27.62% as compared to 26.31% at December 31, 2013. The ratio of the ALL to total loans was 1.09% at December 31, 2014 as compared to 1.15% at December 31, 2013. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL and non-performing loans. In the current economic environment, a loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain updated collateral values by the time a loan becomes 180 days past due. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries, amounted to $37.3 million for 2014 as compared to $62.8 million for 2013. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $3.2 million for 2014 as compared to a net gain of $1.7 million for 2013. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate was 18.3% for 2014 as compared to 18.0% for 2013.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2014, 84.8% of our loan portfolio and 78.2% of our non-performing loans are located in the New York metropolitan area. We believe that our process of obtaining updated collateral values by the time a loan becomes 180 days past due, and annually thereafter, identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.1% during 2014 as compared to 13.6% in 2013 and 14.3% in 2012.

In addition to our loss experience, we also use environmental factors and qualitative analyses to determine the adequacy of our ALL. This analysis includes further evaluation of economic factors, such as trends in the unemployment rate, as well as a ratio analysis to evaluate the overall measurement of the ALL, a review of delinquency ratios, net charge-off ratios and the ratio of the ALL to both non-performing loans and total loans. The qualitative review is used to reassess the overall determination of the ALL and to ensure that directional changes in the ALL and the provision for loan losses are supported by relevant internal and external data. Based on our recent loss experience on non-performing loans and the sale of foreclosed real estate as well as our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for our one- to four- family first mortgage loans during 2014. The recent adjustment to our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2014 was approximately 55.8%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans using appraised values at the time of origination was approximately

67.6% at December 31, 2014. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 78.2% of our non-performing loans were located at December 31, 2014, by approximately 18.7% from the peak of the market in 2006 through November 2014 and by 16.0% nationwide during that period. For the year ended December 31, 2014, home prices increased 1.5% in the New York metropolitan area and increased 4.3% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny. Our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 70.4% of our non-performing loans are located. However, since 2013, we have experienced an increased volume of completed foreclosures for loans that have been in the foreclosure process for over 48 months. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying estimated property values.

Foreclosed real estate amounted to $80.0 million at December 31, 2014 as compared to $70.4 million at December 31, 2013. During 2014, we transferred $123.6 million of loans to foreclosed real estate as compared to $126.8 million during 2013. Write-downs on foreclosed real estate and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $3.2 million for the year ended December 31, 2014 as compared to a net gain of $1.7 million for 2013. We sold 241 properties during 2014 as compared to 207 properties during 2013. Holding costs associated with foreclosed real estate amounted to $18.6 million and $14.5 million for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014 and December 31, 2013, commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $5.8 million and $8.7 million, respectively. Based on this evaluation, we established an ALL of $126,000 for commercial and construction loans classified as impaired at December 31, 2014 compared to $527,000 at December 31, 2013. Charge-offs related to these loans amounted to $2.5 million in 2014. There were no charge-offs related to these loans in 2013.

The markets in which we lend experienced significant declines in real estate values beginning in 2006 and continuing into 2012. House prices have continued to increase since the second half of 2012. We have taken these conditions into consideration in evaluating our ALL. Although we believe that we have established and maintained the ALL at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Increases in our loss experience on non-performing loans, the loss factors used in our quantitative analysis of the ALL and continued increases in overall loan delinquencies can have a significant impact on our need for increased levels of loan loss provisions in the future. No assurance can be given in any particular case that our LTV ratios will provide full protection in the event of borrower default. Although we use the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change. See “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies – Allowance for Loan Losses.”

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$230,862	98.62%	$271,261	99.00%	$295,096	98.95%	$264,922	98.86%	$227,224	98.79%
Other first mortgages	571	0.48	918	0.11	3,053	0.14	5,116	0.16	6,147	0.19

Total first mortgage loans	231,433	99.10	272,179	99.11	298,149	99.09	270,038	99.02	233,371	98.98
Consumer and other loans	3,884	0.90	3,918	0.89	4,199	0.91	3,753	0.98	3,203	1.02

Total allowance for loan losses	$235,317	100.00%	$276,097	100.00%	$302,348	100.00%	$273,791	100.00%	$236,574	100.00%

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

On December 10, 2013, the OCC, the FDIC, the FRB, the SEC and the Commodity Futures Trading Commission (“CFTC”) released final rules to implement Section 619 of the Reform Act, commonly known as the “Volcker Rule.” The Volcker Rule, among other things, prohibits banking entities from engaging in proprietary trading and from sponsoring, having an ownership interest in or having certain relationships with a hedge fund or private equity fund, subject to certain exemptions. Any such prohibited investments are required to be disposed of by July 21, 2016. At December 31, 2014, we were not engaged in any activities, nor did we have any ownership interests in any funds, that are prohibited under the Volcker Rule. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

We invest in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as other securities issued by GSEs and the U.S. Treasury. These securities account for substantially all of our securities. We do not purchase unrated or private label mortgage-backed securities. During 2014, we purchased $3.30 billion of U.S. Treasury securities with an average life of 1.2 years and which are used as collateral for our outstanding borrowings.

At December 31, 2014, there were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security.

We also have an investment in Federal Home Loan Bank of New York (“FHLB”) stock for $320.8 million at December 31, 2014. We have evaluated our investment in FHLB stock for impairment which includes a review of the financial statements and capital balances of FHLB. FHLB is in compliance with its regulatory capital to assets ratio and liquidity requirements. We have also considered the structure of the federal home loan bank system, which enables the regulator of the federal home loan banks to reallocate debt among the members, so each federal home loan bank member has a potential obligation to repay the consolidated obligations issued by other federal home loan bank members. The FHLB structure has received support from the U.S. Treasury, which established a lending facility designed to provide secured funding on an as needed basis to government-sponsored enterprises, such as the FHLB. As a result of our review of the FHLB and the federal home loan bank system, we have noted that there were no issues that would result in impairment in our investment.

We classify investments as held to maturity or available for sale at the date of purchase based on our assessment of our internal liquidity requirements. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and positive intent to hold these securities to maturity. During 2014, we sold mortgage-backed securities that were classified as held-to-maturity with a carrying value of $262.0 million. Each of these securities had less than 15% of the purchased par amount remaining at the time of sale. Available for sale securities are reported at fair value. We currently have no securities classified as trading securities.

Investment Securities. At both December 31, 2014 and December 31, 2013, investment securities classified as held to maturity had a carrying value of $39.0 million, all of which were callable by the issuer. Investments classified as available for sale amounted to $3.61 billion at December 31, 2014 and $297.3 million at December 31, 2013. At December 31, 2014, the investment securities portfolio had a weighted-average rate of 0.40% and a fair value of approximately $3.65 billion. During 2014 we purchased $3.31 billion of investment securities substantially all of which were U.S. Treasury securities. During 2013 we purchased $298.0 million of investment securities all of which were issued by GSEs. During 2012, we purchased $407.8 million of investment grade corporate bond issues. We sold these corporate bonds in 2013 as we repositioned our portfolio in anticipation of an increase in market interest rates. There were no calls of investment securities during 2014. As of December 31, 2014, investment securities with an amortized cost of $3.50 billion were pledged as collateral for securities sold under agreements to repurchase. Also, at December 31, 2014, we had $320.8 million in FHLB stock. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

The following table presents our investment securities activity for the years indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Investment securities:
Carrying value at beginning of year	$336,294	$467,068	$546,378

Purchases:
Available for sale	3,311,944	298,033	407,832
Calls:
Held to maturity	—	—	(500,000)
Sales:
Available for sale	—	(405,703)	—
Premium (amortization) and discount accretion, net	63	(491)	(1,376)
Change in unrealized gain or (loss)	1,755	(22,613)	14,234

Net increase (decrease) in investment securities	3,313,762	(130,774)	(79,310)

Carrying value at end of year	$3,650,056	$336,294	$467,068

Mortgage-backed Securities. All of our mortgage-backed securities are issued by Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2014, mortgage-backed securities classified as held to maturity totaled $1.27 billion, or 3.5% of total assets, while $2.96 billion, or 8.1% of total assets, were classified as available for sale. At December 31, 2014, the mortgage-backed securities portfolio had a weighted-average rate of 2.13% and a fair value of approximately $4.32 billion. Of the mortgage-backed securities we held at December 31, 2014, $3.32 billion, or 78.4% of total mortgage-backed securities, had adjustable rates and $914.3 billion, or 21.6% of total mortgage-backed securities, had fixed rates. Our mortgage-backed securities portfolio includes real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations (“CMOs”). At December 31, 2014, we held $73.5 million of fixed-rate REMICs, which constituted 1.7% of our mortgage-backed securities portfolio. Mortgage-backed security purchases totaled $94.4 million during 2014 compared with $1.67 billion during 2013. At December 31, 2014, mortgage-backed securities with an amortized cost of $3.77 billion were used as collateral for securities sold under agreements to repurchase.

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

While mortgage-backed securities are subject to a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of the mortgage-backed securities. At December 31, 2014, we did not own any principal-only, REMIC residuals, private label mortgage-backed securities or other higher risk securities such as those backed by sub-prime loans.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during the first quarter of 2014. During the third quarter of 2014, the Bank received a partial payment on our non-customer claim of $2.4 million.

The following table presents our mortgage-backed securities activity for the years indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Mortgage-backed securities:
Carrying value at beginning of year	$8,952,019	$11,017,499	$13,285,913

Purchases:
Available for sale	94,422	1,671,343	1,473,244
Principal payments:
Held to maturity	(249,549)	(877,505)	(1,133,484)
Available for sale	(1,183,248)	(2,337,327)	(2,560,457)
Sales:
Held to maturity	(262,022)	(311,380)	—
Available for sale	(3,048,277)	(4,820)	—
Premium (amortization) and discount accretion, net	(39,841)	(78,473)	(89,767)
Change in unrealized gain or (loss)	(28,063)	(127,318)	42,050

Net decrease in mortgage-backed securities	(4,716,578)	(2,065,480)	(2,268,414)

Carrying value at end of year	$4,235,441	$8,952,019	$11,017,499

The following table presents the composition of our money market investments, investment securities and mortgage-backed securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. The table also presents the mortgage-backed securities portfolio by coupon type.

	At December 31,
	2014			2013			2012
		Percent			Percent			Percent
	Carrying	of	Fair	Carrying	of	Fair	Carrying	of	Fair
	Value	Total (1)	Value	Value	Total (1)	Value	Value	Total (1)	Value
	(Dollars in thousands)
Money market investments:
Federal funds sold and other overnight deposits	$6,163,082	100.00%	$6,163,082	$4,190,809	100.00%	$4,190,809	$656,926	100.00%	$656,926

Investment securities:
Held to maturity:
United States government- sponsored enterprises	$39,011	1.07%	$41,593	$39,011	11.60%	$42,727	$39,011	8.35%	$45,592

Total held to maturity	39,011	1.07	41,593	39,011	11.60	42,727	39,011	8.35	45,592

Available for sale:
United States government- sponsored enterprises	3,593,649	98.45	3,593,649	290,194	86.29	290,194	—	—	—
Corporate bonds	—	—	—	—	—	—	420,590	90.05	420,590
Equity securities	17,396	0.48	17,396	7,089	2.11	7,089	7,467	1.60	7,467

Total available for sale	3,611,045	98.93	3,611,045	297,283	88.40	297,283	428,057	91.65	428,057

Total investment securities	$3,650,056	100.00%	$3,652,638	$336,294	100.00%	$340,010	$467,068	100.00%	$473,649

Mortgage-backed securities:
By issuer:
Held to maturity:
Pass-through certificates:
GNMA	$54,301	1.28%	$56,141	$63,070	0.70%	$65,330	$73,546	0.67%	$76,378
FNMA	278,953	6.59	299,161	402,848	4.50	427,950	856,840	7.78	918,252
FHLMC	865,364	20.43	923,461	1,123,029	12.55	1,189,844	1,619,119	14.69	1,722,010
REMICS:
FHLMC and FNMA	73,519	1.74	77,397	195,517	2.18	205,699	427,252	3.88	455,852

Total held to maturity	1,272,137	30.04	1,356,160	1,784,464	19.93	1,888,823	2,976,757	27.02	3,172,492

Available for sale:
Pass-through certificates:
GNMA	653,408	15.42	653,408	804,883	8.99	804,883	1,033,641	9.38	1,033,641
FNMA	1,695,898	40.04	1,695,898	3,890,723	43.47	3,890,723	4,135,635	37.54	4,135,635
FHLMC	613,998	14.50	613,998	2,433,438	27.18	2,433,438	2,811,850	25.52	2,811,850
REMICS:
FHLMC and FNMA	—	—	—	38,511	0.43	38,511	59,616	0.54	59,616

Total available for sale	2,963,304	69.96	2,963,304	7,167,555	80.07	7,167,555	8,040,742	72.98	8,040,742

Total mortgage-backed securities	$4,235,441	100.00%	$4,319,464	$8,952,019	100.00%	$9,056,378	$11,017,499	100.00%	$11,213,234

By coupon type:
Adjustable-rate	$3,321,189	78.41%	$3,396,138	$7,401,916	82.68%	$7,490,495	$9,475,416	86.00%	$9,606,020
Fixed-rate	914,252	21.59	923,326	1,550,103	17.32	1,565,883	1,542,083	14.00	1,607,214

Total mortgage-backed securities	$4,235,441	100.00%	$4,319,464	$8,952,019	100.00%	$9,056,378	$11,017,499	100.00%	$11,213,234

Total investment portfolio	$14,048,579		$14,135,184	$13,479,122		$13,587,197	$12,141,493		$12,343,809

(1)	Based on carrying value for each investment type.

Carrying Values, Rates and Maturities. The table below presents information regarding the carrying values, weighted average rates and contractual maturities of our money market investments, investment securities and mortgage-backed securities at December 31, 2014. Mortgage-backed securities are presented by issuer and by coupon type. The table does not include the effect of prepayments or scheduled principal amortization. Equity securities have been excluded from this table.

	At December 31, 2014
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Money market investments:
Federal funds sold and other overnight deposits	$6,163,082	0.25%	$—	—%	$—	—%	$—	0%	$6,163,082	0.25%

Investment securities:
Held to maturity:
United States government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$39,011	5.00%	$39,011	5.00%

Total held to maturity	—	—	—	—	—	—	39,011	5.00	39,011	5.00

Available for sale:
United States government-sponsored enterprises	300,152	0.26	3,293,497	0.36	—		—	—	3,593,649	0.35

Total available for sale	300,152	0.26	3,293,497	0.36	—		—		3,593,649	0.35

Total investment securities	$300,152	0.26%	$3,293,497	0.36%	$—	—%	$39,011	5.00%	$3,632,660	0.40%

Mortgage-backed securities:
By issuer:
Held to maturity:
Pass-through certificates:
GNMA	$—	—%	$61	2.91%	$23,676	1.61%	$30,564	1.65%	$54,301	1.63%
FNMA	22	8.60	1,361	5.93	7,524	4.78	270,046	2.47	278,953	2.55
FHLMC	—	—	1,035	2.57	5,156	4.82	859,173	2.33	865,364	2.35
REMICS:
FHLMC and FNMA	—	—	—	—	989	4.87	72,530	4.50	73,519	4.50

Total held to maturity	22	8.60	2,457	4.44	37,345	2.78	1,232,313	2.47	1,272,137	2.48

Available for sale:
Pass-through certificates:
GNMA	—	—	—	—	—	—	653,408	2.21	653,408	2.21
FNMA	—	—	—	—	12,748	5.06	1,683,150	1.91	1,695,898	1.93
FHLMC	—	—	—	—	9,093	4.94	604,905	1.83	613,998	1.88

Total available for sale	—	—	—	—	21,841	5.01	2,941,463	1.96	2,963,304	1.98

Total mortgage-backed securities	$22	8.60%	$2,457	4.44%	$59,186	3.60%	$4,173,776	2.11%	$4,235,441	2.13%

By coupon type:
Adjustable-rate	1	1.19	1,054	1.90	24,145	1.62	3,295,989	1.91	3,321,189	1.91
Fixed-rate	21	8.83	1,403	6.34	35,040	4.96	877,788	2.89	914,252	2.97

Total mortgage-backed securities	$22	8.60%	$2,457	4.44%	$59,185	3.60%	$4,173,777	2.11%	$4,235,441	2.13%

Total	$6,463,256	0.25%	$3,295,954	0.36%	$59,185	3.60%	$4,212,788	2.14%	$14,031,183	0.86%

Sources of Funds

General. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. Retail deposits generated through our branch network and wholesale borrowings have been our primary means of funding our growth initiatives. During 2014, we maintained lower deposit rates to manage deposit reductions at a time when there were limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. Market interest rates remained at historically low levels during 2014 and as a result, we continued to reduce the size of our balance sheet, a process that began in 2012. We intend to restrain any future growth until the yields available on mortgage-related assets and investment securities increase and allow for more profitable growth. We intend to fund such future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if deposit growth decreases. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Total deposits decreased $2.09 billion, or 9.7%, during 2014 due primarily to a decrease of $1.03 billion in our money market accounts, a decrease of $1.02 billion in our time deposit accounts, and a decrease of $92.5 million in our interest-bearing transaction accounts. The decrease in our money market accounts, time deposit accounts and interest-bearing transaction accounts is primarily due to maintaining lower deposit rates that allow us to manage deposit levels at a time when there are limited investment opportunities. These decreases were partially offset by an increase of $46.1 million in our savings accounts. Total core deposits (defined as non-time deposit accounts) represented approximately 41.2% of total deposits as of December 31, 2014 compared with 42.2% as of December 31, 2013. The aggregate balance in our time deposit accounts was $11.39 billion as of December 31, 2014 compared with $12.40 billion as of December 31, 2013. Time deposits with remaining maturities of less than one year amounted to $7.34 billion at December 31, 2014 compared with $7.49 billion at December 31, 2013.

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Total deposits at beginning of year	$21,472,329	$23,483,917	$25,507,760
Net decrease in deposits	(2,254,937)	(2,193,979)	(2,262,527)
Interest credited	159,152	182,391	238,684

Total deposits at end of year	$19,376,544	$21,472,329	$23,483,917

Net decrease	$(2,095,785)	$(2,011,588)	$(2,023,843)

Percent decrease	(9.76)%	(8.57)%	(7.93)%

At December 31, 2014, we had $4.77 billion in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
3 months or less	$796,637
Over 3 months through 6 months	815,274
Over 6 months through 12 months	1,356,505
Over 12 months	1,797,311

Total	$4,765,727

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At December 31,
	2014			2013			2012
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$1,055,298	5.45%	0.15%	$1,009,237	4.70%	0.15%	$948,194	4.04%	0.25%
Interest-bearing demand	2,116,447	10.92	0.24	2,208,985	10.29	0.24	2,300,145	9.79	0.33
Money market	4,154,310	21.44	0.20	5,188,632	24.16	0.20	6,634,308	28.25	0.35
Noninterest-bearing demand	665,100	3.43	—	661,221	3.08	—	649,925	2.77	—

Total	7,991,155	41.24	0.19	9,068,075	42.23	0.19	10,532,572	44.85	0.32

Time deposits:
Time deposits $100,000 and over	4,765,727	24.60	1.25	5,117,193	23.83	1.29	5,171,558	22.02	1.38
Time deposits less than $100,000	5,329,163	27.50	1.04	5,915,254	27.55	1.05	6,385,130	27.19	1.17
Qualified retirement plans	1,290,499	6.66	1.36	1,371,807	6.39	1.44	1,394,657	5.94	1.53

Total time deposits	11,385,389	58.76	1.16	12,404,254	57.77	1.19	12,951,345	55.15	1.29

Total deposits	$19,376,544	100.00%	0.76%	$21,472,329	100.00%	0.77%	$23,483,917	100.00%	0.85%

The following table presents, by rate category, the amount of our time deposit accounts outstanding at the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
	Amount	Amount	Amount
Time deposit accounts:
0.50% or less	$2,678,865	$2,792,287	$2,495,055
0.51% to 1.00%	3,683,392	4,954,935	4,455,625
1.01% to 1.50%	2,649,670	1,682,361	2,591,004
1.51% to 2.00%	777,722	856,167	765,595
2.01% to 2.50%	719,999	808,720	1,054,713
2.51% to 3.00%	206,652	328,296	499,653
3.01% and over	669,089	981,488	1,089,700

Total	$11,385,389	$12,404,254	$12,951,345

The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2014.

	Period to Maturity from December 31, 2014
	Within	Over three	Over six	Over one	Over two	Over
	three	to six	months to	to two	to three	three
	months	months	one year	years	years	years	Total
	(Dollars in thousands)
Time deposit accounts:
0.50% or less	$1,433,988	$742,865	$501,579	$251	$100	$82	$2,678,865
0.51% to 1.00%	331,063	845,861	1,693,890	812,285	43	250	3,683,392
1.01% to 1.50%	63,346	46,567	499,102	1,517,719	143,935	379,001	2,649,670
1.51% to 2.00%	38	38	17,854	206,333	416,179	137,280	777,722
2.01% to 2.50%	39,537	36,200	211,986	432,258	18	—	719,999
2.51% to 3.00%	—	26,892	179,737	23	—	—	206,652
3.01% and over	280,696	387,414	967	12	—	—	669,089

Total	$2,148,668	$2,085,837	$3,105,115	$2,968,881	$560,275	$516,613	$11,385,389

Weighted average rate	0.83%	1.16%	1.12%	1.33%	1.55%	1.46%	1.16%

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

Borrowed funds at December 31 are summarized as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$—	—%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,150,000	4.44	6,950,000	4.45
Advances from the FHLB	6,025,000	4.75	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$64,080		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the year	$6,274,932	$6,950,000	$6,950,000

Maximum balance outstanding at any month-end during the year	$6,950,000	$6,950,000	$6,950,000

Weighted average rate during the period	4.49%	4.51%	4.52%

FHLB Advances:
Average balance outstanding during the year	$5,900,068	$5,225,000	$6,623,094

Maximum balance outstanding at any month-end during the year	$6,025,000	$5,225,000	$7,875,000

Weighted average rate during the period	4.82%	4.84%	4.02%

Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. At December 31, 2014, we had $3.33 billion of borrowed funds with a weighted average of 4.41% and with put dates within one year, all of which can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points from current levels.

We did not enter into any new repurchase agreements during 2014.

The scheduled maturities and potential put dates of our borrowings as of December 31, 2014 are as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2015	$75,000	4.62%	$3,400,000	4.42%
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.39	200,000	4.04
2018	700,000	3.65	500,000	3.54
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	2,825,000	4.52

Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	At December 31,
	2014	2013	2012
	(In thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$3,501,025	$298,190	$—
Mortgage-backed securities	3,766,108	7,886,833	8,672,162

Total amortized cost of collateral	$7,267,133	$8,185,023	$8,672,162

Fair value of collateral:
United States government-sponsored enterprise securities	$3,496,659	$290,194	$—
Mortgage-backed securities	3,864,959	8,045,674	8,991,053

Total fair value of collateral	$7,361,618	$8,335,868	$8,991,053

Subsidiaries

Hudson City Savings has two wholly owned and consolidated subsidiaries: HudCiti Service Corporation and HC Value Broker Services, Inc. HudCiti Service Corporation, which qualifies as a New Jersey investment company, had two wholly owned and consolidated subsidiaries during 2014: Hudson City Preferred Funding Corporation and Sound REIT, Inc. Hudson City Preferred Funding and Sound REIT qualified as real estate investment trusts, pursuant to the Internal Revenue Code of 1986, as amended. Hudson City Preferred Funding is no longer active and a certificate of dissolution was filed for this entity on December 31, 2014. Sound REIT had $6.5 million of residential mortgage loans outstanding at December 31, 2014.

HC Value Broker Services, Inc., whose primary operating activity is the referral of insurance applications, formed a strategic alliance that jointly markets insurance products with Savings Bank Life Insurance of Massachusetts.

Personnel

As of December 31, 2014, we had 1,438 full-time employees and 137 part-time employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION OF HUDSON CITY SAVINGS BANK AND HUDSON CITY BANCORP

General

Hudson City Savings has been a federally chartered savings bank since January 1, 2004 when it converted from a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). On July 21, 2010, President Obama signed into law the Reform Act. The Reform Act imposes new restrictions and extends the framework of regulatory oversight for financial institutions, including depository institutions. The Reform Act provides for a variety of new, substantive operational requirements that impact a large number of different areas of bank operations, risk management and capital management. In addition, the Reform Act changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the OTS to the OCC, effective July 21, 2011. Savings and loan holding companies are now regulated by the FRB. As a result, Hudson City Savings is now regulated, examined and supervised by the OCC and Hudson City Bancorp is now regulated, examined and supervised by the FRB.

Hudson City Savings must file reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval from the OCC prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess Hudson City Savings’ compliance with various regulatory requirements. The OCC has primary enforcement responsibility over Hudson City Savings and has substantial discretion to impose an enforcement action if Hudson City Savings fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to Hudson City Savings and, if action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances.

We are also subject to supervision, examination and regulation by the Consumer Financial Protection Bureau (“CFPB”), which is authorized to supervise certain consumer financial services companies and insured depository institutions with more than $10 billion in total assets, such as Hudson City Savings, for consumer protection purposes. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations.

This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors and other consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the FRB, OCC, FDIC, CFPB or another government agency, or through legislation, could have a material adverse impact on Hudson City Bancorp and Hudson City Savings and their operations.

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

Informal Regulatory Agreement — Memorandum of Understanding. On March 30, 2012, the Bank entered into the Bank MOU with the OCC, which is substantially similar to and replaced the memorandum of understanding the Bank entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Bank MOU, the Bank adopted and implemented enhanced operating policies and procedures that are intended to enable us to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. On February 26, 2015 the OCC terminated the Bank MOU.

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

While the Company believes it is in compliance in all material respects with the Company MOU, it will remain in effect until modified or terminated by the FRB.

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

Capital Requirements. Prior to January 1, 2015, the OCC capital regulations required federally chartered savings banks to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4.0% (3.0% if the savings bank received the highest rating on its most recent examination) leverage (core capital) ratio and an 8.0% total risk-based capital ratio. At December 31, 2014, Hudson City Savings exceeded each of its capital requirements with a tangible capital ratio of 11.74%, leverage ratio of 11.74% and a total risk-based capital ratio of 28.75%.

Generally banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, banking organizations may reduce the amount of goodwill arising from a taxable business combination that they may deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. We have no deferred tax liabilities associated with goodwill and, as a result, the full amount of our goodwill is deducted from Tier 1 capital. For banking organizations that elect to apply this rule, the amount of goodwill deducted from Tier 1 capital would reflect the maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized for financial reporting purposes. A banking organization that reduces the amount of goodwill deducted from Tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.

The following table sets forth information regarding Hudson City Savings’ actual capital amounts and ratios and the regulatory capital requirements applicable to Hudson City Savings at the dates indicated:

			OCC Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Tangible capital	$4,262,696	11.74%	$544,721	1.50%	n/a	n/a
Leverage (core) capital	4,262,696	11.74	1,452,590	4.00	$1,815,737	5.00%
Total-risk-based capital	4,457,171	28.75	1,240,172	8.00	1,550,215	10.00
December 31, 2013
Tangible capital	$4,145,444	10.82%	$574,791	1.50%	n/a	n/a
Leverage (core) capital	4,145,444	10.82	1,532,777	4.00	$1,915,971	5.00%
Total-risk-based capital	4,361,710	25.31	1,378,687	8.00	1,723,359	10.00

Pursuant to the Reform Act, the federal bank regulatory agencies (the “Agencies”) issued rules that subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements (the “Final Capital Rules”). The Final Capital Rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards. The Final Capital Rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets (each as described above) under the Final Capital Rules became effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

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

Stress Tests. The Reform Act requires national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests. On October 9, 2012, the OCC published its final rules requiring annual capital-adequacy stress tests for national banks and federal savings associations with consolidated assets of more than $10 billion (the “Stress Test Rule”). Pursuant to the Stress Test Rule, Hudson City Savings must conduct annual stress tests using financial data as of September 30, report the results of the stress test to the OCC on or before March 31 and publicly disclose a summary of the results of its annual stress test between June 15 and June 30. The Stress Test Rule also requires each institution to establish and maintain a system of controls, oversight, and documentation, including policies and procedures, designed to ensure that the stress testing processes used by the institution are effective in meeting the requirements of the rule. In December 2014, the OCC amended the Stress Test Rule to shift the dates of the annual stress testing cycle (the “Amended Stress Test Rule”). In accordance with the Amended Stress Test Rule, for the stress test beginning January 1, 2016, Hudson City Savings must conduct its annual stress test using financial data as of December 31, report the results of the stress test to the OCC on or before July 31 and publicly disclose a summary of the results of its annual stress test between October 15 and October 31.

During the first quarter of 2014, the Agencies issued final guidance outlining high-level principles for implementation of the stress tests required by the Reform Act and the Stress Test Rule (the “Stress Test Guidance”), which is applicable to all bank and savings and loan holding companies, national banks, state-member banks, state non-member banks, federal savings associations, and state chartered savings associations with more than $10 billion but less than $50 billion in total consolidated assets. The Stress Test Guidance discusses supervisory expectations for stress test practices under the Stress Test Rule. The Stress Test Guidance states that a company is expected to ensure that projected balance sheet and risk-weighted assets remain consistent with regulatory and accounting changes, are applied consistently across the company, and are consistent with the economic scenarios provided by the OCC for use in the stress test and the company’s past history of managing through different business environments. Furthermore, the Stress Test Guidance states that a company must consider the results of stress testing in the company’s capital planning, assessment of capital adequacy and risk management practices.

In addition, in May 2012, the Agencies adopted final supervisory guidance which outlines high-level principles for general stress testing practices, which is applicable to all banking organizations with more than $10 billion in total consolidated assets. The guidance provides an overview of how a banking organization should structure its stress testing activities and ensure they fit into overall risk management. The guidance outlines broad principles for a satisfactory stress testing framework and describes the manner in which stress testing should be employed as an integral component of risk management that is applicable at various levels of aggregation within a banking organization, as well as for contributing to capital and liquidity planning.

The Volcker Rule. In December 2013, the Agencies, the SEC and the CFTC adopted final rules implementing Section 619 of the Reform Act. Section 619 and the final implementing rules are, commonly known as the “Volcker Rule.” While Section 619 of the Reform Act provided that banking organizations were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order (the “Extension Order”) that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the Extension Order that it intends to exercise its authority again next year and grant the final one-year extension in order to permit banking organizations until July 21, 2017 to conform to the requirements of the Volcker Rule.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Prior to January 1, 2015, under the OCC regulations, a federally chartered savings bank was considered well capitalized if its total risk-based capital ratio was 10.0% or greater and its Tier 1 risk-based capital ratio was 6.0% or greater, and its leverage ratio was 5.0% or greater, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2014, Hudson City Savings met the applicable requirements to be considered “well capitalized”. Under the Final Capital Rules (described above), effective January 1, 2015, to be well capitalized, an insured depository institution must maintain a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

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

Consumer Protection Laws.

Ability to Pay Rules. The CFPB adopted final rules in January 2013, referred to as the “Ability to Pay Rules,” that (i) prohibit creditors, such as Hudson City Savings, from extending mortgage loans without regard for the consumer’s ability to repay, (ii) specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments and (iii) establish certain protections from liability for loans that meet the requirements of a “Qualified Mortgage.” Previously, Regulation Z prohibited creditors from extending higher-priced mortgage loans without regard for the consumer’s ability to repay. The Ability to Pay Rules extend application of this requirement to all loans secured by dwellings, not just higher-priced mortgages.

As defined by the CFPB, a Qualified Mortgage is a mortgage that meets the following standards prohibiting or limiting certain high risk product and features:

(1)	No excessive upfront points and fees—generally points and fees paid by the borrower must not exceed 3% of the total amount borrowed;

(2)	No toxic loan features—prohibited features are: interest only-loans, negative-amortization loans, terms beyond 30 years and balloon loans; and

(3)	Limited on debt-to-income ratios—borrowers’ total debt-to-income ratios must be no higher than 43%.

In October 2014, the CFPB published a final rule that allows lenders to cure loans that do not meet the “points and fees” test under the Qualified Mortgage definition, but that otherwise satisfy the requirements of a Qualified Mortgage. Pursuant to the final rule, lenders will be able to “cure” loans for which the points and fees exceed the 3% cap for Qualified Mortgages by refunding the points and fees that exceed the 3% cap, with interest within 210 days after closing of the loan. The cure mechanism is available for loans closed on or after November 3, 2014 and before January 10, 2021.

Lenders that generate Qualified Mortgage loans will receive specific protections against borrower lawsuits that could result from failing to satisfy the Ability to Pay Rules. There are two levels of liability protections for Qualified Mortgages: the Safe Harbor protection and the Rebuttable Presumption protection. Safe Harbor Qualified Mortgages are lower-priced loans with interest rates closer to the prime rate, issued to borrowers with high credit scores. Borrowers suing lenders under Safe Harbor Qualified Mortgages are faced with overcoming the pre-determined legal conclusion that the lender has satisfied the Ability to Pay Rules. Rebuttable Presumption Qualified Mortgages are loans at higher prices that are granted to borrowers with lower credit scores. Lenders generating Rebuttable Presumption Qualified Mortgages receive the protection of a presumption that they have legally satisfied the Ability to Pay Rules while the borrower can rebut that presumption by proving that the lender did not consider the borrower’s living expenses after their mortgage and other debts. In addition, Qualified Mortgages are exempt from the new appraisal requirement rules described below under “Appraisal Rules.”

As a result of these final rules, beginning in January 2014, we only originate mortgage loans that meet the requirements of a “qualified mortgage” except we may continue to originate interest-only loans, subject to our compliance with the ability to repay provisions of the rule.

Mortgage Servicing Rules. The CFPB also issued final rules concerning mortgage servicing standards, referred to as the “Mortgage Servicing Rules,” which amend both Regulation X and Regulation Z. The Regulation X rule requires servicers to provide certain information to borrowers, to provide protections to such borrowers in connection with force-placed insurance, to establish policies and procedures to achieve certain delineated objectives, to correct errors asserted by borrowers, and to evaluate borrowers’ applications for available loss mitigation options. The Regulation Z rule requires creditors, assignees and servicers to provide interest rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts.

In November 2014, the CFPB published proposed amendments to the Mortgage Servicing Rules, which would further amend both Regulation X and Regulation Z. The proposed rule would, among other things, require servicers to provide certain borrowers with foreclosure protections more than once over the life of the loan, expand consumer protections to surviving family members and other homeowners, require servicers to notify borrowers when loss mitigation applications are complete, clarify when a borrower becomes delinquent and provide more information to borrowers in bankruptcy.

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

Enforcement. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice (“DOJ”), the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies.

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

In determining the deposit insurance assessment to be paid by large insured depository institutions,

generally defined as those with at least $10 billion in total assets, such as Hudson City Savings, the FDIC combines CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components—a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from five to 35 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from two and one-half to 45 basis points.

The FDIC also annually establishes a designated reserve ratio (“DRR”) of estimated insured deposits. The DRR will remain at 2.00% for 2015, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary, to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative.

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

For 2014, Hudson City Savings had an assessment rate of approximately 13.83 basis points resulting in a deposit insurance assessment of $47.7 million. The deposit insurance assessment rates are in addition to the FICO payments. Total expense for 2014, including the FICO assessment, was $49.8 million.

The FDIC deposit insurance assessments are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. Our expense for these payments totaled $2.1 million in 2014.

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

Loans to One Borrower. Under HOLA, savings banks are generally subject to the national bank limits on loans to one borrower. Generally, savings banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and unimpaired surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Hudson City Savings is in compliance with applicable loans to one borrower limitations. At December 31, 2014, Hudson City Savings’ largest aggregate amount of loans to one borrower totaled $25.0 million and was secured by a multi-family rental property. This loan was a portion of an $82.0 million syndicated loan. The borrower has no affiliation with Hudson City Savings.

Interagency Guidance on Commercial Real Estate Lending. In December 2006, the Agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OCC’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In October 2009, the Agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the Policy Statement. The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

We have evaluated the CRE Guidance and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards in connection with the implementation, during 2014, of our commercial real estate lending initiative. See “Lending Activities – Residential Mortgage Lending and Multi-family and Commercial Mortgage Loans” for a discussion of our loan product offerings and related underwriting standards and “Item 7—Management’s Discussion and Analysis—Asset Quality” for information regarding our loan portfolio composition.

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

Prior to January 10, 2014, we purchased and originated reduced documentation loans (including interest-only reduced documentation loans). However, as of January 10, 2014, we no longer purchase or originate such loans. In addition, we do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. During 2014 and 2013, originations of reduced documentation loans totaled $152.6 million and $780.2 million, respectively, of which all were one-to four-family loans. Included in our loan portfolio at December 31, 2014 are $3.99 billion of amortizing reduced documentation loans and $620.0 million of reduced documentation interest-only loans. See “Residential Mortgage Lending,” and “Item 7 – Management’s Discussion and Analysis – Asset Quality.”

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

Qualified Thrift Lender (“QTL”) Test. The HOLA requires savings associations to meet a Qualified Thrift Lender (the “QTL test”). Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2014, Hudson City Savings held 87.2% of its portfolio assets in qualified thrift investments and had more than 75% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2014. Therefore, Hudson City Savings qualified under the QTL test.

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

During 2014, we were required to file applications with the OCC and the FRB for proposed capital distributions, all of which were approved. Hudson City Savings paid dividends to Hudson City Bancorp totaling $80.0 million in 2014.

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

Assessments. The OCC charges assessments to recover the cost of examining federal savings banks and their affiliates. We also pay semi-annual assessments for the holding company. We paid a total of $6.8 million in assessments for the year ended December 31, 2014.

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

Hudson City Savings, as a member of the FHLB, is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Hudson City Savings, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Hudson City Savings. The activity-based stock purchase requirement for Hudson City Savings is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Hudson City Savings is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB’s balance sheet of derivative contracts between the FHLB and Hudson City Savings, which for Hudson City Savings is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2014, the amount of FHLB stock held by us satisfies the requirements of the FHLB capital plan.

Federal Reserve System

FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against net transaction accounts between $14.5 million and $103.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB) against that portion of total transaction accounts in excess of $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Hudson City Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Hudson City Savings’ interest-earning assets.

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

In accordance with the Reform Act, the Agencies have established consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. As discussed above, the Final Capital Rules, subject all federal savings associations and their FRB regulated holding companies, including Hudson City Savings and Hudson City Bancorp, to a new consolidated regulatory capital framework. As a result, effective January 1, 2015, we became subject to consolidated capital requirements which we have not been subject to previously. In addition, pursuant to the Reform Act, we are required to serve as a source of strength for Hudson City Savings.

In October 2012, the FRB published two final rules that set forth the annual stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies to take effect for such companies once subject to the Final Capital Rules. In October 2014, the FRB published a final rule that modified the 2012 rules. Pursuant to the stress test rules, as modified, on an annual basis we must conduct holding company stress tests in January using financial data as of December 31 of the prior year, report the results of the stress test to the FRB on or before July 31, 2016 and publicly disclose a summary of the results of its annual stress test between October 15 and October 31, 2016. Hudson City Bancorp became subject to the Final Capital Rules on January 1, 2015. Accordingly, we must conduct our first annual holding company stress test in January 2016, using financial data as of December 31, 2015, report the results to the FRB on or before July 31, 2016 and publicly disclose a summary of the results between October 15 and October 31, 2016.

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

TAXATION

Federal

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Hudson City Savings or Hudson City Bancorp. For federal income tax purposes, Hudson City Bancorp reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Hudson City Savings and Hudson City Bancorp constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis. The Company’s tax returns are subject to audit by the Internal Revenue Service for the tax years 2010 through 2014.

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

On March 31, 2014, New York tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget went into effect on January 1, 2015. Portions of the new legislation will result in significant changes in the method of calculation of income taxes for banks and thrifts operating in New York State, including changes to (1) future period tax rates and (2) rules related to the sourcing of revenue. At this time, we expect the changes to the New York tax code will cause our effective tax rate to increase. The amount of such increase will depend on the amount of revenues that are sourced to New York State under the new legislation, which can be expected to fluctuate over time. The changes in the tax code had an immaterial effect on the carrying value of the Company’s net deferred tax asset at March 31, 2014 (the date the legislation was signed into law).

Connecticut State Taxation. Connecticut imposes an income tax based on net income allocable to the State of Connecticut, at a rate of 7.5%.

New York City Taxation. Hudson City Savings is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. A significant portion of Hudson City Savings’ entire net income is derived from outside the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Hudson City Savings. During 2014, the New York City Department of Finance completed an audit of the Bank’s tax returns for tax years 2010 and 2011.

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

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On three occasions, Hudson City Bancorp and M&T have agreed to extend the date after which either party may elect to terminate the Merger Agreement, with the latest extension to April 30, 2015. Each extension was documented with an amendment to the Merger Agreement and the most recent amendment, Amendment No. 3, provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to April 30, 2015. Amendment No. 3, and applicable provisions from the prior amendments, permit the Company to take certain interim actions without the prior approval of M&T, including with respect to our conduct of business, implementation of our strategic plan, retention incentives and certain other matters with respect to our personnel, prior to the completion of the Merger. There can be no assurances that the Merger will be completed by April 30, 2015 or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Termination of the Merger Agreement could negatively impact Hudson City.

If the Merger Agreement is terminated, Hudson City Bancorp’s business may be adversely impacted by not having pursued other beneficial opportunities due to the focus of management on the Merger.

As of December 31, 2014, goodwill and other intangible assets amounted to $152.5 million. We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that the implied fair value of goodwill of the Company exceeded the carrying value of goodwill. If the Merger Agreement is terminated, the market price of Hudson City Bancorp common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In the event the market price of Hudson City Bancorp common stock does so decline, we may be required to recognize a goodwill impairment charge.

In addition, if the Merger Agreement is terminated and Hudson City Bancorp’s board of directors seeks another merger or business combination, Hudson City Bancorp stockholders cannot be certain that Hudson City Bancorp will be able to find a party willing to offer equivalent or more attractive consideration than the consideration M&T has agreed to provide in the Merger.

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

In the event the Merger is not completed, our future success will depend on our ability to effectively implement our Strategic Plan. There are risks and uncertainties associated with the implementation and execution of the Strategic Plan initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable, and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on our ability to attract and retain talented individuals, which may be difficult during the pendency of the Merger, to help manage these new operations. In addition, successful execution of the initiatives will require satisfactory market conditions that will allow us to profitably grow these new businesses. While we expect to incur start up expenses for our prioritized initiatives throughout 2015, we do not expect to realize revenues from these efforts until 2016. Our revenues and operating results may be adversely affected if we experience further delays or we are unable to successfully implement the strategic initiatives set forth in the Strategic Plan.

Future balance sheet restructuring would adversely affect our net income for the period in which we complete the restructuring.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2015. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is currently considering a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. In the event the Merger Agreement is terminated, we would expect to proceed soon thereafter to execute the restructuring transaction, if it has not been completed by that time. Similar to the 2011 restructuring transactions, we expect any restructuring to result in a decrease in the size of our balance sheet, a material charge to earnings and a decrease in our regulatory capital ratios, though we also expect an improvement in net interest margin and future earnings prospects.

New and future rulemaking and enforcement initiatives from the CFPB has had, and will continue to have, a material effect on our loan production and on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations and, with respect to institutions of our size, has exclusive examination and primary enforcement authority with respect to such laws and regulations and is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations.

As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws.

Pursuant to the Reform Act, in January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. These final rules went into effect in January 2014 and prohibit creditors, such as Hudson City Savings Bank, from extending mortgage loans secured by a dwelling without regard for the consumer’s ability to repay and establishes certain protections from liability for loans that meet the requirements of a “qualified mortgage.” In addition, these rules add restrictions and requirements to mortgage origination and servicing practices and restrict the application of prepayment penalties and compensation practices relating to mortgage loan underwriting. Compliance with these rules required us to change our underwriting practices and in January 2014 we discontinued our reduced documentation loan program in order to comply with the newly effective CFPB requirements to validate a borrower’s ability to repay and the corresponding safe harbor for qualified mortgages. During 2013, 22% of our total loan production consisted of reduced documentation loans. As a result, these rules adversely affected the volume of mortgage loans that we originated in 2014 and will continue to do so in the future. In addition, these rules may subject the Bank to increased potential liability related to its residential loan origination activities.

The CFPB is authorized, individually or jointly with the Agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. In the event we become the subject of CFPB examination criticism or the target of a CFPB enforcement action we may need to spend considerable time, money and resources revising our operations to conform to the requirements of the CFPB.

Multi-family and commercial real estate lending may expose us to increased lending risks.

As part of our Strategic Plan, in 2014, we commenced the purchase of commercial real estate loans and interests in such loans. At December 31, 2014, our portfolio of multi-family and commercial real estate loans totaled $102.3 million. We intend to continue to build our commercial real estate lending portfolio, consistent with our Strategic Plan. Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances than residential mortgage loans and other consumer loans and are more affected by adverse conditions in the economy. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four- family residential mortgage loans. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In light of the planned future growth of these portfolios, we have implemented enhanced risk management policies, procedures and controls. Our failure to adequately implement enhanced risk management policies, procedures and controls could result in an increased rate of delinquencies, increased losses from these portfolios and adversely affect our ability to increase our multi-family and commercial real estate loan portfolio going forward.

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

The current protracted low interest rate environment has resulted in a continued trend of net interest margin compression. During this period of low market interest rates, elevated levels of prepayments and refinancings have resulted in a decrease in the yields earned on our interest-earning assets while our interest-bearing liabilities are repricing at a slower rate and include borrowings that are not expected to reprice in the near-term. In addition, we have maintained elevated levels of short-term liquid assets due primarily to the reinvestment of cash flows from repayments and sales of mortgage-related assets reflecting our low appetite for adding long term mortgage assets to our balance sheet in the current low interest rate environment. As a result, we experienced declines in net interest income in each quarter of 2014. We expect net interest income to continue to decline in the current environment.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity has improved in recent months. The FOMC noted that labor market indicators were mixed but on balance showed further improvement. However, the unemployment rate was little changed during the fourth quarter and a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector slowed somewhat. The national unemployment rate decreased to 5.6% in December 2014 from 6.7% in December 2013 and from 5.9% in September 2014. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2014.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The FOMC believes this policy of keeping holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions.

We expect that the actions of the FOMC will place additional downward pressure on our net interest margin as our interest-earning assets continue to re-price to lower levels, primarily as a result of elevated levels of prepayments, and as we continue to experience a lack of attractive reinvestment opportunities due to low market interest rates.

We are required to comply with the terms of the Company MOU that we have entered into with the FRB, and lack of compliance could result in additional regulatory enforcement actions.

The Company entered into the Company MOU with the FRB on April 24, 2012 which is substantially similar to and replaced the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company is required to: (a) obtain written approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. Under the Company MOU the Company was required to submit a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. The Company MOU was entered into following the Bank’s entry into the Bank MOU. The Bank MOU was terminated by the OCC on February 26, 2015.

While the Company believes it is in compliance in all material respects with the terms of the Company MOU, a finding by the FRB that the Company failed to comply with the Company MOU could result in additional regulatory scrutiny, constraints on our business, or formal enforcement action. Any of those events could have a material adverse effect on our future operations, financial condition, growth or other aspects of our business.

As a result of the Reform Act and recent rulemaking, we will become subject to more stringent capital requirements.

Pursuant to the Reform Act, in July 2013, the Agencies adopted the Final Rules to update the Agencies’ general risk-based capital and leverage capital requirements to incorporate agreements reflected in Basel III as well as the requirements of the Reform Act. Among other things, the Final Capital Rules establish a new minimum common equity Tier 1 risk-based capital ratio of 4.5% and increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%. In addition, the Final Capital Rules add a requirement to maintain a minimum Conservation Buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets and provide that the failure to maintain the Conservation Buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. The Final Capital Rules also subjected many savings and loan holding companies, such as Hudson City Bancorp, to consolidated capital requirements. The Final Capital Rules are described in more detail in “Regulation of Hudson City Savings Bank and Hudson City Bancorp” above.

The new minimum regulatory capital ratios under the Final Capital Rules became effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. The failure to meet the established capital requirements could result in the Agencies placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

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

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including the level of short-term and long-term interest rates, decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government, the strength of the economy in the United States generally and in the Company’s market area in particular, and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2014, approximately 98.6% of our total loans are residential first mortgage loans and approximately 84.8% of our total loans are in the New York metropolitan area.

The value of real estate used as collateral for our loans could result in higher loss experience on our non-performing loans. Adverse changes in the economy, particularly in employment conditions, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As a result of the concentration of loans in the New York metropolitan area, a downturn in the local economy could result in an increase in nonperforming loans, which would negatively affect the Company’s interest income and result in higher provisions for loan losses, which would hurt the Company’s earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

Non-performing assets adversely affect the Company’s net earnings in various ways. The Company generally does not record interest income on non-performing loans or other real estate owned, thereby reducing its earnings, while its loan administration costs are higher for non-performing loans. When the Company takes collateral in foreclosures and similar proceedings, the Company is required to mark the related asset to the lower of the fair value of the collateral at the carrying amount of the loan, which may ultimately result in a loss. Until the recent recessionary cycle, it was our experience that as a non-performing loan approached foreclosure, the borrower sold the underlying property or, if there was a second mortgage or other subordinated lien, the subordinated lien holder would purchase the property to protect their interest thereby resulting in the full payment of principal and interest to Hudson City Savings. This process normally took approximately 12 months. However, due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we are now experiencing a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. Given the delays in foreclosures in our market area, the level of our non-performing assets is expected to remain at elevated levels. At December 31, 2014 our non-performing loans amounted to $852.0 million or 3.95% of total loans as compared to $1.05 billion or 4.35% of total loans at December 31, 2013 and our charge-offs, net of recoveries, amounted to $37.3 million for 2014 as compared to $62.8 million in 2013. There can be no assurance that the Company will not experience future increases in non-performing assets.

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

Our failure to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against us. Other negative consequences also can result from such failure, including regulatory restrictions on our activities, reputational damage, restrictions on the ability of institutional investment managers to invest in our securities and increases in our costs of doing business. Increases in our costs of doing business may include increased salaries and benefits expenses associated with hiring additional employees, incurring fees and expenses for outside services, such as consulting and legal advice, and costs associated with enhancing, or acquiring systems and technological infrastructure to strengthen our regulatory compliance program. The occurrence of one or more of these events may have a material adverse effect on our business, financial condition or results of operations.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers, including as a result of a cyberattack, could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

As a result, our business and operations depend on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures and business continuity programs, our facilities, computer systems, software, and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyberattacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly conduct security assessments on our third party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyberattack or other security breach.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of systems failures, interruptions and security breaches to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our computer systems or networks, or those of a third party service provider, the confidential and other information processed and stored in, and transmitted through, such computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties.

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that are either not insured or not fully covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, as information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During 2014, we conducted our business through our two owned executive office buildings located in Paramus, New Jersey, our leased office space in Paramus, New Jersey, our leased operations center located in Glen Rock, New Jersey, and 135 branch offices. At December 31, 2014, we owned 37 of our locations and leased the remaining 98. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.

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

	Sales Price		Dividend Information
	High	Low	Amount Per Share	Date of Payment
2013
First quarter	8.79	7.67	0.080	February 28, 2013
Second quarter	9.20	7.89	0.040	May 30, 2013
Third quarter	9.79	8.89	0.040	August 30, 2013
Fourth quarter	9.50	8.85	0.040	November 29, 2013
2014
First quarter	9.98	8.81	0.040	March 3, 2014
Second quarter	10.16	9.44	0.040	May 30, 2014
Third quarter	10.35	9.46	0.040	August 29, 2014
Fourth quarter	10.30	8.53	0.040	November 26, 2014

On January 28, 2015, the Board of Directors of Hudson City Bancorp declared a quarterly cash dividend of $0.04 per common share outstanding that is payable on March 2, 2015 to shareholders of record as of the close of business on February 13, 2015. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other relevant factors.

As the principal asset of Hudson City Bancorp, Hudson City Savings provides the principal source of funds for the payment of dividends by Hudson City Bancorp. Hudson City Savings is subject to certain restrictions that may limit its ability to pay dividends. See “Item 1 – Business—Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federally Chartered Savings Bank Regulation – Limitation on Capital Distributions.”

Pursuant to the terms of the Company MOU, we are required to seek approval from the FRB at least 30 days prior to declaring any future cash dividend. Each dividend request submitted to the FRB must evidence our compliance with applicable guidance regarding payment of dividends issued by the FRB. See “Item 7 – Management’s Discussion and Analysis – Liquidity and Capital Resources”; Note 15 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data”; and “Item 1 – Business—Regulation of Hudson City Savings Bank and Hudson City Bancorp – Federal Savings and Loan Holding Company Regulation – Other Holding Company Restrictions.”

As of February 19, 2015, there were approximately 22,555 holders of record of Hudson City Bancorp common stock.

The following table reports information regarding repurchases of our common stock during each month of the fourth quarter of 2014 under the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-October 31, 2014	—	—	—	50,123,550
November 1-November 30, 2014	—	—	—	50,123,550
December 1-December 31, 2014	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Performance Graph

Pursuant to the regulations of the SEC, the graph below compares the performance of Hudson City Bancorp, Inc. with that of the Standard and Poor’s 500 Stock Index, and for all thrift stocks as reported by SNL Securities L.C. from December 31, 2009 through December 31, 2014. The graph assumes the reinvestment of dividends in all additional shares of the same class of equity securities as those listed below. The index level for all series was set to 100.00 on December 31, 2009.

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

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$36,569,082	$38,607,354	$40,596,341	$45,355,885	$61,166,033
Total loans	21,564,974	24,112,829	27,090,879	29,327,345	30,923,897
Federal Home Loan Bank of New York stock	320,753	347,102	356,467	510,564	871,940
Investment securities held to maturity	39,011	39,011	39,011	539,011	3,939,006
Investment securities available for sale	3,611,045	297,283	428,057	7,368	89,795
Mortgage-backed securities held to maturity	1,272,137	1,784,464	2,976,757	4,115,523	5,914,372
Mortgage-backed securities available for sale	2,963,304	7,167,555	8,040,742	9,170,390	18,120,537
Total cash and cash equivalents	6,285,566	4,324,474	827,968	754,080	669,397
Foreclosed real estate, net	79,952	70,436	47,322	40,619	45,693
Total deposits	19,376,544	21,472,329	23,483,917	25,507,760	25,173,126
Total borrowed funds	12,175,000	12,175,000	12,175,000	15,075,000	29,675,000
Total shareholders’ equity	4,781,410	4,742,576	4,699,808	4,560,440	5,510,238

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$1,167,716	$1,361,181	$1,673,039	$2,167,637	$2,784,496
Total interest expense	725,579	748,668	819,116	1,186,703	1,593,669

Net interest income	442,137	612,513	853,923	980,934	1,190,827
Provision for loan losses	(3,500)	36,500	95,000	120,000	195,000

Net interest income after provision for loan losses	445,637	576,013	758,923	860,934	995,827

Non-interest income:
Service charges and other income	6,669	10,156	11,461	11,449	10,369
Gains on securities transactions, net	103,716	28,933	—	102,468	152,625

Total non-interest income	110,385	39,089	11,461	113,917	162,994

Non-interest expense:
Loss on extinguishment of debt	—	—	—	1,900,591	—
Other non-interest expense	293,029	309,837	356,602	329,569	266,388

Total non-interest expense	293,029	309,837	356,602	2,230,160	266,388

Income (loss) before income tax expense (benefit)	262,993	305,265	413,782	(1,255,309)	892,433
Income tax expense (benefit)	105,028	120,049	164,639	(519,320)	355,227

Net income (loss)	$157,965	$185,216	$249,143	$(735,989)	$537,206

Selected Consolidated Financial Information (continued)

(Dollars in thousands, except per share data)

At or for the Year Ended December 31,
2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.42%	0.47%	0.58%	(1.38)%	0.88%
Return on average stockholders’ equity	3.28	3.91	5.35	(14.72)	9.66
Net interest rate spread (1)	0.90	1.32	1.85	1.67	1.77
Net interest margin (2)	1.20	1.59	2.06	1.89	2.01
Non-interest expense to average assets (5)	0.78	0.78	0.83	0.62	0.44
Efficiency ratio (3)	52.37	47.44	40.50	32.68	19.68
Average interest-earning assets to average interest-bearing liabilities	1.15	x	1.13	x	1.11	x	1.09	x	1.09	x
Share and Per Share Data:
Basic earnings (loss) per share	$0.32	$0.37	$0.50	$(1.49)	$1.09
Diluted earnings (loss) per share	0.32	0.37	0.50	(1.49)	1.09
Cash dividends paid per common share	0.16	0.20	0.32	0.39	0.60
Dividend pay-out ratio	50.00%	54.05%	64.00%	NM	55.05%
Book value per share (4)	$9.57	$9.52	$9.46	$9.20	$11.16
Tangible book value per share (4)	9.27	9.21	9.15	8.89	10.85
Weighted average number of common shares outstanding:
Basic	499,005,091	497,793,895	496,570,311	494,629,395	493,032,873
Diluted	500,153,365	498,070,797	496,604,809	494,629,395	494,314,390
Capital Ratios:
Average stockholders’ equity to average assets	12.80%	11.91%	10.89%	9.41%	9.14%
Stockholders’ equity to assets	13.08	12.28	11.58	10.05	9.01
Regulatory Capital Ratios of Bank:
Leverage capital	11.74%	10.82%	10.09%	8.83%	7.95%
Total risk-based capital	28.75	25.31	21.59	20.00	22.74
Asset Quality Ratios:
Non-performing loans to total loans	3.95%	4.35%	4.29%	3.48%	2.82%
Non-performing assets to total assets	2.55	2.90	2.98	2.34	1.50
Allowance for loan losses to non-performing loans	27.62	26.31	26.01	26.77	27.15
Allowance for loan losses to total loans	1.09	1.15	1.12	0.93	0.77
Net charge-offs to average total loans	0.16	0.25	0.24	0.28	0.31
Branch and Deposit Data:
Number of deposit accounts	548,332	597,809	644,077	685,795	720,456
Banking offices	135	135	135	135	135
Average deposits per branch (thousands)	$143,530	$159,055	$173,955	$188,946	$186,468

(1)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(2)	Determined by dividing net interest income by average total interest-earning assets.
(3)	See calculation on page 70.
(4)	See calculation on page 70.
(5)	For 2011, non-interest expense excludes $1.90 billion of losses on the extinguishment of debt.

NM - Not meaningful

Calculation of Efficiency Ratio and Book Value Ratios

(Dollars in thousands, except per share data)

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Efficiency Ratio:
Net interest income	$442,137	$612,513	$853,923	$980,934	$1,190,827
Total non-interest income	110,385	39,089	11,461	113,917	162,994
Less net gains on securities transactions related to debt extinguishments	—	—	—	(98,278)	—

Total operating income	$552,522	$651,602	$865,384	$996,573	$1,353,821

Total non-interest expense	$293,029	$309,837	$356,602	$2,230,160	$266,388
Less:
Merger related costs	(671)	(692)	(6,127)
Loss on extinguishment of debt	—	—	—	(1,900,591)	—
Valuation allowance related to Lehman Brothers, Inc.	(3,000)	—	—	(3,900)	—

Total non-interest operating expense	$289,358	$309,145	$350,475	$325,669	$266,388

Efficiency ratio (1)	52.37%	47.44%	40.50%	32.68%	19.68%
Book Value Calculations:
Shareholders’ equity	$4,781,410	$4,742,576	$4,699,808	$4,560,440	$5,510,238
Goodwill and other intangible assets	(152,471)	(153,218)	(154,235)	(155,217)	(156,714)

Tangible shareholders’ equity	$4,628,939	$4,589,358	$4,545,573	$4,405,223	$5,353,524

Book Value Share Computation:
Issued	741,466,555	741,466,555	741,466,555	741,466,555	741,466,555
Treasury shares	(212,557,820)	(213,047,385)	(213,255,093)	(213,895,059)	(214,748,245)

Shares outstanding	528,908,735	528,419,170	528,211,462	527,571,496	526,718,310
Unallocated ESOP shares	(28,865,539)	(29,827,724)	(30,789,909)	(31,752,096)	(32,714,280)
Unvested RRP shares	—	—	—	(6,000)	(282,583)
Shares in trust	(433,141)	(426,103)	(391,266)	(269,325)	(164,845)

Book value shares	499,610,055	498,165,343	497,030,287	495,544,075	493,556,602

Book value per share	$9.57	$9.52	$9.46	$9.20	$11.16
Tangible book value per share	9.27	9.21	9.15	8.89	10.85

(1)	Calculated by dividing total non-interest operating expense by total operating income. These measures are non-GAAP financial measures. We believe these measures, by excluding the transactions involved in our balance shet restructuring, provide a better measure of our non-interest income and expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Hudson City Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8, and the other statistical data provided elsewhere in this document.

Executive Summary

During 2014, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2014 which provided limited opportunities for the reinvestment of repayments received on our mortgage-related assets. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of short-term liquid assets. Federal funds and other overnight deposits amounted to $6.16 billion, or 16.9%, of total assets at December 31, 2014. In addition, we have $3.30 billion of U.S. Treasury securities that had a weighted-average life of 1.2 years at the time of purchase and an average yield of 0.29%. We believe that while carrying this level of short-term liquid assets adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring. Our assets decreased by 5.3% to $36.57 billion at December 31, 2014 from $38.61 billion at December 31, 2013, primarily due to elevated repayments of mortgage-related assets in this low interest rate environment. The delay in the execution of the balance sheet restructuring and our continuing to carry an excess liquidity position is primarily due to the delay in obtaining the requisite regulatory approvals for the Merger, though a variety of factors are involved in the decision regarding any such restructuring.

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

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity has improved in recent months. The FOMC noted that labor market indicators were mixed but on balance showed further improvement. However, the unemployment rate was little changed during the fourth quarter and a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector slowed somewhat. The national unemployment rate decreased to 5.6% in December 2014 from 6.7% in December 2013 and from 5.9% in September 2014. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2014.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The FOMC believes this policy of keeping holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions.

Net interest income decreased $170.4 million, or 27.8%, to $442.1 million for 2014 as compared to $612.5 million for 2013. Our net interest rate spread decreased 42 basis points to 0.90% for 2014 as compared to 1.32% for 2013. Our net interest margin decreased 39 basis points to 1.20% for 2014 as compared to 1.59% for 2013.

The decrease in our interest rate spread and net interest margin for 2014 was primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease is also due to an increase in the average balance of Federal funds and other overnight deposits and investment securities which yielded 0.25% and 0.64%, respectively during 2014.

Mortgage-related assets represented 80.8% of our average interest-earning assets during 2014. Market interest rates on mortgage-related assets remained at near-historic lows primarily due to the FRB’s program to purchase mortgage-backed securities to keep mortgage rates low and provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

During 2014, we sold a pool of $112.1 million of non-performing residential mortgage loans guaranteed by the FHA back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

We recorded a net credit provision of $3.5 million for 2014 as compared to a provision for loan losses of $36.5 million for 2013. The net credit provision for loan losses in 2014 was primarily due to a decrease in the amount of total delinquent loans, which was largely the result of the sale of the pool of non-performing FHA loans, along with improving home prices and economic conditions and a decrease in the size of the loan portfolio. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $65.8 million to $407.6 million at December 31, 2014 from $473.4 million at December 31, 2013. Non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, amounted to $852.0 million at December 31, 2014 compared with $1.05 billion at December 31, 2013. The ratio of non-performing loans to total loans was 3.95% at December 31, 2014 compared with 4.35% at December 31, 2013. The decrease in this ratio was due to the decrease in non-performing loans, partially offset by a $2.55 billion decrease in total loans at December 31, 2014 as compared to December 31, 2013. Notwithstanding the decrease in non-performing loans, the foreclosure process and the time to complete a foreclosure, while improving, continues to be prolonged as we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period, especially in New York and New Jersey where 70% of our non-performing loans are located at December 31, 2014. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries. However, since 2013, we have experienced an increased volume of completed foreclosures for loans that have been in the foreclosure process for over 48 months.

Total non-interest income was $110.4 million for 2014 as compared to $39.1 million for 2013. Included in non-interest income for the year 2014 were $103.7 million gains from the sale of $3.31 billion of mortgage backed securities. Gains on the sales of securities amounted to $28.9 million for the year ended December 31, 2013.

We sold these mortgage-backed securities during 2014 to take advantage of current market demand and prices.

Total non-interest expense amounted to $293.0 million for the year ended December 31, 2014 as compared to $309.8 million for the year ended December 31, 2013. The primary reason for the decrease in total non-interest expense was a $23.7 million decrease in FDIC assessments. In addition, compensation and benefits decreased $3.4 million. These decreases were partially offset by a $9.5 million increase in other non-interest expense.

Net loans decreased $2.51 billion to $21.43 billion at December 31, 2014 from $23.94 billion at December 31, 2013. During 2014, our loan production (originations and purchases) amounted to $1.40 billion as compared to $3.59 billion for 2013. Loan production was offset by principal repayments of $3.84 billion in 2014, as compared to principal repayments of $6.38 billion in 2013. The decline in loan production in 2014 as compared to 2013 reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. The decrease in loan repayments was due primarily to reduced refinancing activity.

The Strategic Plan includes the implementation of our CRE lending initiative. During 2014, the Bank purchased CRE and multi-family loans and interests in such loans. The Bank purchased $86.6 million of such loans and interests in the fourth quarter of 2014. Many of the remaining initiatives in the Strategic Plan require significant lead time for full implementation and roll-out to our customers. We expect to expand our CRE lending business by engaging in direct originations commencing in the second half of 2015.

Total mortgage-backed securities decreased $4.71 billion to $4.24 billion at December 31, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to securities sales of $3.31 billion and repayments of $1.43 billion of mortgage-backed securities during 2014. We sold mortgage-backed securities during 2014 to take advantage of current market demand and prices. The proceeds from the sales have been invested primarily in short-term liquid assets. While this further increases our levels of low-yielding liquid assets, we believe this positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Total investment securities increased $3.31 billion to $3.65 billion at December 31, 2014 as compared to $336.3 million at December 31, 2013. The increase was due primarily to purchase of $3.30 billion of U.S. Treasury securities with an average life of 1.2 years which are used as collateral for our outstanding borrowings.

Total liabilities decreased $2.07 billion, or 6.1%, to $31.79 billion at December 31, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities reflected a decrease in total deposits while total borrowed funds remained unchanged.

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

On December 9, 2014, M&T and the Company announced that they entered into Amendment No. 3 to the Merger Agreement. Amendment No. 3 further extends the date after which either party may terminate the Merger Agreement if the Merger has not yet been completed from December 31, 2014 to April 30, 2015, and provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals of the Merger to permit the closing to occur on or prior to April 30, 2015. While M&T and the Company extended the date after which either party may elect to terminate the Merger Agreement from December 31, 2014 to April 30, 2015, there can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

During 2013 and 2014, the Bank was subject to the Bank MOU. In accordance with the Bank MOU, the Bank adopted and implemented enhanced operating policies and procedures that are intended to continue to (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. On February 26, 2015 the OCC terminated the Bank MOU.

The Company is currently subject to the Company MOU. In accordance with the Company MOU, the Company is required to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

While the Company believes it is in compliance in all material respects with the terms of the Company MOU it will remain in effect until modified or terminated by the FRB.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets decreased $2.04 billion, or 5.3%, to $36.57 billion at December 31, 2014 from $38.61 billion at December 31, 2013. The decrease in total assets reflected a $4.71 billion decrease in total mortgage-backed securities and a $2.51 billion decrease in net loans, partially offset by a $3.31 billion increase in investment securities and a $1.97 billion increase in cash and cash equivalents.

Total cash and cash equivalents increased $1.97 billion to $6.29 billion at December 31, 2014 as compared to $4.32 billion at December 31, 2013. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us carry significant duration risk at relatively low yields. We have maintained lower deposit rates to allow a reduction in our deposits, which helps us to manage our excess liquidity while we position our balance sheet for a possible restructuring. We have used a portion of our excess cash inflows to fund these deposit reductions.

Net loans decreased $2.51 billion to $21.43 billion at December 31, 2014 as compared to $23.94 billion at December 31, 2013. During 2014, we originated $1.15 billion and purchased $253.7 million of loans, compared to originations of $3.50 billion and purchases of $96.9 million for 2013. The originations and purchases of loans were offset by principal repayments of $3.84 billion in 2014, as compared to $6.38 billion for 2013. The decrease in loan repayments is due primarily to reduced refinancing activity.

The decline in loan production in 2014 as compared to 2013 reflects our limited appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low market interest rate environment. In addition, loan production has been impacted by the new qualified mortgage regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) in January 2014. Effective in January 2014, we discontinued our reduced documentation loan program in order to comply with the new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage.” During 2013, 22% of our total loan production consisted of reduced documentation loans to borrowers.

Our first mortgage loan production during 2014 was substantially all in one- to four-family mortgage loans. Approximately 81% of mortgage loan originations for 2014 were variable-rate loans as compared to approximately 75% for 2013. Pursuant to the Bank’s Strategic Plan, during 2014 the Bank began to purchase CRE and multi-family loans and interests in such loans. During 2014, the Bank purchased $86.6 million of such loans and interests. Fixed-rate mortgage loans accounted for 53.6% of our first mortgage loan portfolio at December 31, 2014 and 55.4% at December 31, 2013.

Our ALL amounted to $235.3 million at December 31, 2014 and $276.1 million at December 31, 2013. Non-performing loans amounted to $852.0 billion or 3.95% of total loans at December 31, 2014 as compared to $1.05 billion or 4.35% of total loans at December 31, 2013.

Total mortgage-backed securities decreased $4.71 billion to $4.24 billion at December 31, 2014 from $8.95 billion at December 31, 2013. The decrease was due primarily to securities sales of $3.31 billion and repayments of $1.43 billion of mortgage-backed securities during 2014. We sold mortgage-backed securities during 2014 to take advantage of current market demand and prices. The proceeds from the sales have been invested primarily in short-term liquid assets. While this further increases our levels of low-yielding liquid assets, we believe this positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Total investment securities increased $3.31 billion to $3.65 billion at December 31, 2014 as compared to $336.3 million at December 31, 2013. The increase was due primarily to purchases of $3.30 billion of U.S. Treasury securities with an average life of 1.2 years which are used as collateral for our outstanding borrowings.

Total liabilities decreased $2.07 billion, or 6.1%, to $31.79 billion at December 31, 2014 from $33.86 billion at December 31, 2013. The decrease in total liabilities reflected a decrease in total deposits while total borrowed funds remained unchanged.

Total deposits decreased $2.09 billion, or 9.7%, to $19.38 billion at December 31, 2014 as compared to $21.47 billion at December 31, 2013. The decrease in total deposits reflected a $1.03 billion decrease in our money market accounts, a $1.02 billion decrease in our time deposit accounts, and a $92.5 million decrease in our interest-bearing transaction accounts, partially offset by an increase in savings accounts of $46.1 million. The decrease in our money market, time deposit accounts and interest-bearing transaction accounts was due to our decision to maintain lower deposit rates that allow us to manage deposit levels at a time when there are limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. These decreases were partially offset by an increase of $46.1 million in our savings accounts. We had 135 branches at both December 31, 2014 and 2013.

Borrowings amounted to $12.18 billion at December 31, 2014 with an average cost of 4.59%. There is one borrowing scheduled to mature in the fourth quarter of 2015 for $75.0 million with an average cost of 4.62%.

At December 31, 2014, we had $3.33 billion of borrowed funds with put dates within one year, all of which can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would probably not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase above the market interest rate for similar borrowings, we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points from current levels.

Other liabilities increased $18.7 million to $236.1 million at December 31, 2014 from $217.4 million at December 31, 2013. The increase is due to an $18.7 million increase in accrued expenses. The increase in accrued expenses is due to an increase in postretirement benefit plan liabilities of $27.4 million and an increase of $2.0 million in accrued expenses related to REO. These increases were partially offset by decreases of $11.8 million in incentive plan accruals and $4.3 million in Federal deposit insurance accruals.

Total shareholders’ equity increased $38.8 million to $4.78 billion at December 31, 2014 as compared to $4.74 billion at December 31, 2013. The increase was primarily due to net income of $158.0 million for the year ended December 31, 2014, partially offset by cash dividends paid to common shareholders of $80.2 million and a change in accumulated other comprehensive loss of $56.7 million.

Accumulated other comprehensive loss amounted to $50.4 million at December 31, 2014 and included a $68.7 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans partially offset by a $18.3 million after-tax net unrealized gain on securities available for sale ($30.9 million pre-tax). Accumulated other comprehensive income amounted to $6.3 million at December 31, 2013 and included a $33.9 million after-tax net unrealized gain on securities available for sale ($57.2 million pre-tax) partially offset by a $27.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans. The increase in 2014 in the accumulated other comprehensive loss on our benefit plans was primarily due to a change in the mortality tables and a decrease in the discount rate. The Society of Actuaries published updated mortality tables in October 2014. These tables reflect recent improvements in longevity and also project future improvements in mortality, which resulted in an increase in our postretirement benefit obligations.

As of December 31, 2014, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At December 31, 2014, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At December 31, 2014, our shareholders’ equity to asset ratio was 13.08% compared with 12.28% at December 31, 2013. The ratio of average shareholders’ equity to average assets was 12.80% for the year ended December 31, 2014 as compared to 11.91% for the year ended December 31, 2013. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.57 at December 31, 2014 and $9.52 at December 31, 2013. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.27 as of December 31, 2014 and $9.21 at December 31, 2013.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for 2014, 2013 and 2012. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Non-accrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase premiums and discounts that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
First mortgage loans, net (1)	$22,627,987	$967,084	4.27%	$24,923,290	$1,103,840	4.43%	$27,677,039	$1,309,568	4.73%
Consumer and other loans	205,260	8,884	4.33	228,704	10,088	4.41	270,188	12,887	4.77
Federal funds sold	5,204,403	13,178	0.25	2,931,355	7,425	0.25	591,092	1,443	0.24
Mortgage-backed securities, at amortized cost	7,082,030	155,821	2.20	9,792,478	216,490	2.21	12,034,383	314,035	2.61
Federal Home Loan Bank stock	333,076	14,234	4.27	349,591	14,689	4.20	425,561	23,470	5.52
Investment securities, at amortized cost	1,335,480	8,515	0.64	415,173	8,649	2.08	429,539	11,636	2.71

Total interest-earning assets	36,788,236	1,167,716	3.17	38,640,591	1,361,181	3.52	41,427,802	1,673,039	4.04

Noninterest-earning assets (2)	885,898			1,077,827			1,506,828

Total assets	$37,674,134			$39,718,418			$42,934,630

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings accounts	$1,040,756	1,564	0.15%	$982,900	1,860	0.19%	$908,903	2,761	0.30%
Interest-bearing transaction accounts	2,150,352	5,973	0.28	2,232,495	7,201	0.32	2,181,326	11,608	0.53
Money market accounts	4,662,785	9,247	0.20	5,895,550	15,027	0.25	7,529,380	35,059	0.47
Time deposits	11,957,971	142,368	1.19	12,796,643	158,303	1.24	13,223,809	189,256	1.43

Total interest-bearing deposits	19,811,864	159,152	0.80	21,907,588	182,391	0.83	23,843,418	238,684	1.00
Repurchase agreements	6,274,932	281,934	4.49	6,950,000	313,351	4.51	6,950,000	314,485	4.52
FHLB advances	5,900,068	284,493	4.82	5,225,000	252,926	4.84	6,623,094	265,947	4.02

Total borrowed funds	12,175,000	566,427	4.65	12,175,000	566,277	4.65	13,573,094	580,432	4.28

Total interest-bearing liabilities	31,986,864	725,579	2.27	34,082,588	748,668	2.20	37,416,512	819,116	2.19

Noninterest-bearing liabilities:
Noninterest-bearing deposits	658,401			644,572			611,656
Other noninterest-bearing liabilities	206,077			259,216			230,491

Total noninterest-bearing liabilities	864,478			903,788			842,147

Total liabilities	32,851,342			34,986,376			38,258,659
shareholders’ equity	4,822,792			4,732,042			4,675,971

Total liabilities and shareholders’ equity	$37,674,134			$39,718,418			$42,934,630

Net interest income		$442,137			$612,513			$853,923

Net interest rate spread (3)			0.90			1.32			1.85
Net interest-earning assets	$4,801,372			$4,558,003			$4,011,290

Net interest margin (4)			1.20%			1.59%			2.06%
Ratio of interest-earning assets to interest-bearing liabilities			1.15			1.13			1.11x

(1)	Amount is net of deferred loan costs and allowance for loan losses and includes non-performing loans.
(2)	Includes the average balance of principal receivable related to FHLMC mortgage-backed securities of $41.9 million, $97.8 million and $122.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(3)	Determined by subtracting the weighted average cost of average total interest-bearing liabilities from the weighted average yield on average total interest-earning assets.
(4)	Determined by dividing net interest income by average total interest-earning assets.

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

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
First mortgage loans, net	$(98,232)	$(38,524)	$(136,756)	$(125,638)	$(80,090)	$(205,728)
Consumer and other loans	(1,023)	(181)	(1,204)	(1,876)	(923)	(2,799)
Federal funds sold	5,753	—	5,753	5,920	62	5,982
Mortgage-backed securities	(59,693)	(976)	(60,669)	(53,517)	(44,028)	(97,545)
Federal Home Loan Bank stock	(698)	243	(455)	(3,754)	(5,027)	(8,781)
Investment securities	9,009	(9,143)	(134)	(375)	(2,612)	(2,987)

Total	(144,884)	(48,581)	(193,465)	(179,240)	(132,618)	(311,858)

Interest-bearing liabilities:
Savings accounts	107	(403)	(296)	200	(1,101)	(901)
Interest-bearing transaction accounts	(279)	(949)	(1,228)	266	(4,673)	(4,407)
Money market accounts	(2,954)	(2,826)	(5,780)	(6,345)	(13,687)	(20,032)
Time deposits	(9,866)	(6,069)	(15,935)	(6,053)	(24,900)	(30,953)
Repurchase agreements	(30,045)	(1,372)	(31,417)	—	(1,134)	(1,134)
FHLB advances	32,614	(1,047)	31,567	(61,862)	48,841	(13,021)

Total	(10,423)	(12,666)	(23,089)	(73,794)	3,346	(70,448)

Net change in net interest income	$(134,461)	$(35,915)	$(170,376)	$(105,446)	$(135,964)	$(241,410)

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income was $158.0 million for 2014, a decrease of $27.2 million, or 14.7%, compared with net income of $185.2 million for 2013. Basic and diluted earnings per common share were both $0.32 for 2014 as compared to basic and diluted earnings per share of $0.37 for 2013. For 2014, our return on average shareholders’ equity was 3.28%, compared with 3.91% for 2013. Our return on average assets for 2014 was 0.42% as compared to 0.47% for 2013. The decreases in our returns on average assets and average shareholders’ equity was due primarily to the decrease in net income in 2014.

Interest and Dividend Income. Total interest and dividend income for the year ended December 31, 2014 decreased $193.5 million, or 14.2%, to $1.17 billion from $1.36 billion for the year ended December 31, 2013. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total-earning assets of $1.85 billion, or 4.8%, to $36.79 billion for 2014 from $38.64 billion for 2013. The decrease in total interest and dividend income was also due to a decrease of 35 basis points in the weighted-average yield on total interest-earning assets to 3.17% for 2014 from 3.52% for 2013. The decrease in the average balance of total interest-earning assets was due primarily to repayments of mortgage-related assets during 2014 as a result of the low interest rate environment and our decision not to reinvest in low-yielding, long-term assets. The decrease in the weighted-average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets and a $2.27 billion increase in the average balance of Federal funds and other overnight deposits which had an average yield of 0.25% during the year ended December 31, 2014 and a $920.3 million increase in the average balance of investment securities with a weighted-average yield of 0.64% for the year ended December 31, 2014.

For the year ended December 31, 2014, interest on first mortgage loans decreased $136.8 million, or 12.4%, to $967.1 million from $1.10 billion for the year ended December 31, 2013. This was primarily due to a $2.29 billion decrease in the average balance of first mortgage loans to $22.63 billion for the year ended December 31, 2014 from $24.92 billion for the year ended December 31, 2013. The decrease in interest income on mortgage loans was also due to a 16 basis point decrease in the weighted-average yield to 4.27% for the year ended December 31, 2014 from 4.43% for the year ended December 31, 2013.

The decrease in the weighted-average yield earned on first mortgage loans during the year ended 2014 was due primarily to repayments of higher-yielding loans coupled with lower yields on new loan originations. Consequently, the average yield on our loan portfolio continued to decline during 2014. The decrease in the average balance of first mortgage loans was due to a decrease in our loan production reflecting our limited appetite for adding long-term mortgage loans to our portfolio in the current low interest rate environment and also the impact of the CFPB’s new ability to repay and qualified mortgage regulations, which went into effect in January 2014. During 2014, our loan production (originations and purchases) amounted to $1.40 billion as compared to $3.59 billion for the same period in 2013. Loan production was offset by principal repayments of $3.84 billion in 2014 as compared to principal repayments of $6.38 billion in 2013. See “Regulation of Hudson City Savings Bank and Hudson City Bancorp.”

Interest on consumer and other loans decreased $1.2 million to $8.9 million for the year ended December 31, 2014 from $10.1 million for the year ended December 31, 2013. The average balance of consumer and other loans decreased $23.4 million to $205.3 million for 2014 as compared to $228.7 million for 2013 and the weighted average yield earned decreased 8 basis points to 4.33% as compared to 4.41% for the same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $60.7 million to $155.8 million for the year ended December 31, 2014 from $216.5 million for the year ended December 31, 2013. This decrease was due primarily to a $2.71 billion decrease in the average balance of mortgage-backed securities to $7.08 billion for 2014 from $9.79 billion for 2013. The decrease was also due to a slight decrease in the weighted-average yield of mortgage-backed securities to 2.20% for year ended December 31, 2014 as compared to 2.21% for the year ended December 31, 2013.

The decrease in the average balance of mortgage-backed securities during the year ended December 31, 2014 was due to sales of mortgage-backed securities and principal repayments. During 2014, we sold $3.31 billion of mortgage-backed securities to realize gains that otherwise would decrease as market interest rates increase and as repayments reduce the outstanding principal balance on these securities.

For the year ended December 31, 2014, interest on investment securities decreased $134,000 to $8.5 million as compared to $8.6 million for the year ended December 31, 2013. This decrease was due to a decrease of 144 basis points in the weighted-average yield to 0.64% for 2014 from 2.08% for 2013. This decrease was partially offset by an increase of $920.3 million in the average balance of investment securities to $1.34 billion for 2014 as compared to $415.2 million for 2013.

The increase in the average balance of investment securities during the year ended December 31, 2014 was due to the purchase of $3.30 billion of U.S. Treasury securities during 2014. We purchased these securities to be used as collateral for our borrowings, while our average balance of mortgage-backed securities was otherwise declining. The decrease in the weighted-average yield earned on investment securities during 2014 is due to the yield earned on these U.S. Treasury securities purchased which was 0.29%.

Dividends on FHLB stock decreased $455,000 or 3.1%, to $14.2 million for the year ended December 31, 2014 from $14.7 million for the year ended December 31, 2013. The decrease was primarily due to a $16.5 million decrease in the average balance of FHLB stock to $333.1 million for 2014 as compared to $349.6 million for 2013. This was partially offset by a 7 basis point increase in the average dividend yield earned to 4.27% for 2014 from 4.20% for 2013.

Interest on Federal funds sold and other overnight deposits amounted to $13.2 million for the year ended December 31, 2014 as compared to $7.4 million for the year ended December 31, 2013 due primarily to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $5.20 billion for 2014 as compared to $2.93 billion for 2013. The yield earned on Federal funds and other overnight deposits was 0.25% for both 2014 and 2013.

The increase in the average balance of Federal funds sold and other overnight deposits during 2014 was due primarily to repayments and sales of mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage-related assets to our portfolio in the current low interest rate environment.

Interest Expense. Total interest expense for the year ended December 31, 2014 decreased $23.1 million, or 3.1%, to $725.6 million from $748.7 million for the year ended December 31, 2013. This decrease was primarily due to a $2.09 billion, or 6.1%, decrease in the average balance of total interest-bearing liabilities to $31.99 billion for the year ended December 31, 2014 compared with $34.08 billion for the year ended December 31, 2013. This was partially offset by an increase in the weighted-average cost of total interest-bearing liabilities to 2.27% for the year ended December 31, 2014 as compared to 2.20% for the year ended December 31, 2013. The decrease in the average balance of total interest-bearing liabilities was due entirely to a decrease in the average balance of total deposits.

The increase in the weighted-average cost of interest-bearing liabilities during the year ended December 31, 2014 was due to a decrease in the average balance of interest-bearing deposits, which have a lower weighted-average cost than our borrowed funds, the average balances of which remained unchanged. Interest-bearing deposits accounted for 62% of interest-bearing liabilities for the year ended December 31, 2014, as compared to 64% for the same period in 2013.

Interest expense on our time deposit accounts decreased $15.9 million to $142.4 million for the year ended December 31, 2014 from $158.3 million for the year ended December 31, 2013. The decrease was due to an $838.7 million decrease in the average balance of time deposit accounts to $11.96 billion for 2014 from $12.80 billion for 2013. This decrease was also due to a 5 basis point decrease in the weighted-average cost to 1.19% for 2014 compared with 1.24% for 2013 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposit accounts reflects our decision to lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $5.8 million to $9.2 million for the year ended December 31, 2014 as compared to $15.0 million for the year ended December 31, 2013. This decrease was also due to a decrease in the average balance of money market accounts of $1.24 billion to $4.66 billion for 2014 as compared to $5.90 billion for 2013. This decrease was also due to a decrease in the weighted-average cost of 5 basis points to 0.20% for 2014 compared with 0.25% for 2013.

Interest expense on our interest-bearing transaction accounts decreased $1.2 million to $6.0 million for 2014 from $7.2 million for 2013. The decrease is due to a 4 basis point decrease in the weighted-average cost to 0.28%. The decrease was also the result of a decrease in the average balance of interest-bearing transaction accounts of $82.1 million to $2.15 billion for 2014 as compared to $2.23 billion for 2013.

The decrease in the weighted-average cost of deposits for 2014 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on borrowed funds was substantially unchanged at $566.4 million for 2014 as compared to $566.3 million for 2013. The average cost of borrowed funds was 4.65% for both 2014 and 2013. The average balance of borrowings was unchanged for both comparative periods.

Net Interest Income. Net interest income decreased $170.4 million, or 27.8%, to $442.1 million for the year ended December 31, 2014 as compared to $612.5 million for the year ended December 31, 2013 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased 42 basis points to 0.90% for 2014 as compared to 1.32% for 2013. Our net interest margin decreased 39 basis points to 1.20% for 2014 as compared to 1.59% for 2013.

The decreases in our interest rate spread and net interest margin during 2014 as compared to 2013 are primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease in the weighted average yield of interest-earning assets was due to lower market interest rates earned on mortgage-related assets. The decrease was also due to a $2.27 billion increase in the average balance of Federal funds sold and other overnight deposits to $5.20 billion with an average yield of 0.25% and an increase of $920.3 million in investment securities to $1.34 billion with a weighted-average yield of 0.64% during 2014 all of which caused our average yield on interest earning assets to decline while the average cost of interest bearing liabilities rose slightly. The continued compression of our net interest margin and the reduction in the size of our balance sheet are likely to result in a decline in our net interest income in future periods.

Provision for Loan Losses. We recorded a net credit provision for loan losses of $3.5 million for 2014 as compared to a provision for loan losses of $36.5 million for 2013. The ALL amounted to $235.3 million and $276.1 million at December 31, 2014 and 2013, respectively. The net credit provision for loan losses in 2014 was primarily due to a decrease in the amount of total delinquent loans, which was largely the result of the sale of the pool of non-performing FHA loans, along with improving home prices and economic conditions and a decrease in the size of the loan portfolio. See “Critical Accounting Policies – Allowance for Loan Losses.”

During 2014, we sold a pool of $112.1 million of non-performing residential mortgage loans guaranteed by the FHA back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties. Our loan growth is primarily concentrated in one- to four-family mortgage loans with original LTV ratios of less than 80%. The average LTV ratio of our 2014 first mortgage loan originations and our total first mortgage loan portfolio were 61% and 56%, respectively, using the appraised value at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the fourth quarter of 2014, we concluded that home values in our primary lending markets have increased approximately 1.5% since the fourth quarter of 2013.

Economic conditions in our primary market area continued to improve modestly during 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $852.0 million at December 31, 2014 as compared to $1.05 billion at December 31, 2013. Non-performing loans at December 31, 2014 included $841.7 million of one- to four-family first mortgage loans as compared to $1.04 billion at December 31, 2013. Had we not sold the pool of $112.1 million of non-performing residential mortgage during 2014 (and assuming no other repayment or resolutions of such loans occurred), non-performing loans at December 31, 2014 would have amounted to $964.1 million. The ratio of non-performing loans to total loans was 3.95% at December 31, 2014 compared to 4.35% at December 31, 2013. Loans delinquent 30 to 59 days amounted to $278.5 million at December 31, 2014 as compared to $311.9 million at December 31, 2013. Loans delinquent 60 to 89 days amounted to $129.1 million at December 31, 2014 as compared to $161.5 million at December 31, 2013. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $65.8 million to $407.6 million at December 31, 2014 from $473.4 million at December 31, 2013. Foreclosed real estate amounted to $80.0 million at December 31, 2014 as compared to $70.4 million at December 31, 2013. As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the ability of real estate values to fluctuate, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure.

At December 31, 2014, the ratio of the ALL to non-performing loans was 27.62% as compared to 26.31% at December 31, 2013. The ratio of the ALL to total loans was 1.09% at December 31, 2014 as compared to 1.15% at December 31, 2013. Changes in the ratio of the ALL to non-performing loans is not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as this is not a business we have actively pursued.

We obtain updated collateral values by the time a loan becomes 180 days past due and then annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries, amounted to $37.3 million for 2014 as compared to $62.8 million for 2013. Write-downs and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $3.2 million for 2014 as compared to a net gain of $1.7 million during 2013. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience on the sale of foreclosed real estate was 18% for 2014 as compared to 18% for 2013.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our AQC uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at December 31, 2014, 84.8% of our loan portfolio and 78.2% of our non-performing loans were located in the New York metropolitan area. We generally obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.1% during 2014 as compared to 13.6% during 2013. Our loss experience analysis excludes the effect of the sale of FHA loans.

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

We consider the average LTV ratio of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at December 31, 2014 was approximately 56%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 68% at December 31, 2014. Based on the valuation indices, house prices have declined in the New York metropolitan area, where 78% of our non-performing loans were located at December 31, 2014, by approximately 18.7% from the peak of the market in 2006 through November 2014 and by 16.0% nationwide during that period. During 2014, home prices increased 1.5% in the New York metropolitan area and increased 4.3% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Net charge-offs amounted to $37.3 million for 2014 as compared to net charge-offs of $62.8 million for 2013. Net charge-offs as a percentage of average loans was 0.16% for 2014 as compared to 0.25% for 2013.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged as we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period, especially in New York and New Jersey where 70.4% of our non-performing loans are located. However, since 2013, we have experienced an increased volume of completed foreclosures for loans that have been in the foreclosure process for over 48 months. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders and are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying property values.

Commercial and construction loans evaluated for impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance amounted to $5.8 million and $8.7 million at December 31, 2014 and 2013, respectively. Based on this evaluation, we established an ALL of $126,000 for commercial and construction loans classified as impaired at December 31, 2014 compared to $527,000 at December 31, 2013. Charge-offs related to these loans amounted to $2.5 million in 2014. There were no charge-offs related to these loans in 2013.

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

Non-Interest Income. Total non-interest income was $110.4 million for 2014 as compared to $39.1 million for 2013. Included in non-interest income for the year ended December 31, 2014 were $103.7 million in gains from the sale of $3.31 billion of mortgage-backed securities. Gains on the sales of securities amounted to $28.9 million for the year ended December 31, 2013.

Non-Interest Expense. Total non-interest expense amounted to $293.0 million for the year ended December 31, 2014 as compared to $309.8 million for the year ended December 31, 2013. This decrease was due primarily to a $23.7 million decrease in FDIC assessments and a $3.4 million decrease in compensation and employee benefit costs. These decreases were partially offset by a $9.5 million increase in other non-interest expense.

For the year ended December 31, 2014 Federal deposit insurance expense decreased $23.7 million, or 32.2%, to $49.8 million from $73.5 million for the year ended December 31, 2013. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Compensation and employee benefit costs decreased $3.4 million to $129.3 million for the year ended December 31, 2014 as compared to $132.7 million for the year ended December 31, 2013. The decrease in compensation and employee benefit costs is primarily due to decreases of $6.1 million in compensation expense and $5.3 million in pension plan expense. The decrease in compensation expense is primarily due to a decrease in incentive plan expense during 2014. The decrease in pension plan expense was due to a change in the discount rate resulting in lower net periodic benefit cost during 2014. Net periodic benefit cost was $1.8 million for 2014 as compared to $7.1 million for 2013. The decreases were partially offset by increases of $4.1 million in medical plan expenses and $3.4 million in stock benefit plan expense. At December 31, 2014, we had 1,507 full-time equivalent employees as compared to 1,520 at December 31, 2013.

Other non-interest expense increased $9.5 million to $76.4 million for the year ended December 31, 2014 as compared to $66.9 million for 2013. This increase was due primarily to a $3.0 million increase in the valuation allowance related to the Lehman Brothers, Inc. liquidation, a $4.1 million increase in foreclosed real estate expense and a $3.9 million increase in professional fees. The increase in foreclosed real estate expense was due to an increase in the number of foreclosed properties owned by the Bank. These increases were partially offset by a $1.5 million increase in the net gain on the sale of foreclosed properties.

The increase in professional fees is due primarily to fees related to the use of consultants to assist the Company in preparing its capital stress tests and capital plan as well as the use of consultants to supplement staffing during the pendency of the Merger.

Included in other non-interest expense were net gains of $3.2 million resulting from foreclosed real estate transactions for the year ended December 31, 2014 as compared to a net gain of $1.7 million for the comparable period in 2013. We sold 241 properties during 2014 as compared to 207 properties for the same period in 2013. Expenses associated with foreclosed real estate were $18.6 million and $14.5 million for the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2014, our efficiency ratio was 52.37% compared with 47.44% for the year ended December 31, 2013. For the calculation of the efficiency ratio, see the “Calculation of Efficiency Ratio and Book Value Ratios” in Item 6 “Selected Financial Data.” Our ratio of non-interest expense to average total assets was 0.78% for both the year ended December 31, 2014 and 2013.

Income Taxes. Income tax expense amounted to $105.0 million for 2014 compared with income tax expense of $120.0 million for 2013. Our effective tax rate for 2014 was 39.94% compared with 39.33% for 2013.

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

The decrease in the average yield earned on first mortgage loans during the year ended December 31, 2013 was due to the continued refinancing of mortgage loans with higher yields and the rates on mortgage loans originated and purchased during 2013 which were below the average yield on our portfolio, which reflected the continuation of low market rates. Consequently, the average yield on our loan portfolio continued to decline during 2013. Refinancing activity, which resulted in continued elevated levels of loan repayments, also caused the average balance of our first mortgage loans to decline for those same periods as our loan production decreased reflecting our low appetite for adding long-term fixed-rate mortgage loans in the current low interest rate environment.

Interest on consumer and other loans decreased $2.8 million to $10.1 million for 2013 from $12.9 million for 2012. The average balance of consumer and other loans decreased $41.5 million to $228.7 million for 2013 as compared to $270.2 million for 2012 and the average yield earned decreased 36 basis points to 4.41% as compared to 4.77% for the same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the weighted-average yield was a result of current market interest rates.

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

For the year ended December 31, 2013, interest on investment securities decreased $3.0 million to $8.6 million from $11.6 million for the year ended December 31, 2012. This decrease was due to a 63 basis point decrease in the weighted-average yield to 2.08% for 2013 from 2.71% for 2012. The decrease in the average yield earned reflected the current market interest rates. This decrease was also due to a $14.3 million decrease in the average balance of investment securities to $415.2 million for 2013 from $429.5 million for 2012. The decrease in the average balance of investment securities was due to the sale of corporate bonds with an amortized cost of $405.7 million partially offset by the purchase of $298.0 million of GSE securities.

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

Interest on Federal funds sold and other overnight deposits amounted to $7.4 million for the year ended December 31, 2013 as compared to $1.4 million for the year ended December 31, 2012. The average balance of Federal funds sold and other overnight deposits amounted to $2.93 billion for 2013 as compared to $591.1 million for 2012. The yield earned on Federal funds and other overnight deposits was 0.25% for 2013 and 0.24% for 2012. The increase in the average balance of Federal funds sold and other overnight deposits for the year ended December 31, 2013 was due primarily to the elevated levels of repayments on mortgage-related assets and the lack of attractive reinvestment opportunities due to low market interest rates as available short term reinvestment opportunities continued to carry low yields, and medium and longer term opportunities were creating more significant duration risk at relatively low yields.

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

Interest expense on our time deposit accounts decreased $31.0 million to $158.3 million for 2013 from $189.3 million for 2012. The decrease in interest on time deposit accounts was due to a 19 basis point decrease in the weighted-average cost to 1.24% for 2013 compared with 1.43% for 2012 as maturing time deposits were renewed or replaced by new time deposits at lower rates. This decrease was also due to a $427.2 million decrease in the average balance of time deposit accounts to $12.80 billion for 2013 from $13.22 billion for 2012. The decline in the average balance of our time deposit accounts also reflected our decision to lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $20.1 million to $15.0 million for 2013 as compared to $35.1 million for 2012. This decrease was due to a decrease in the weighted-average cost of 22 basis points to 0.25% for 2013 compared with 0.47% for 2012. This decrease was also due to a decrease in the average balance of money market accounts of $1.63 billion to $5.90 billion for 2013 as compared to $7.53 billion for 2012. Interest expense on our interest-bearing transaction accounts decreased $4.4 million to $7.2 million for 2013 from $11.6 million for 2012. The decrease was due to a 21 basis point decrease in the weighted-average cost to 0.32%, partially offset by a $51.2 million increase in the average balance to $2.23 billion for 2013 as compared to $2.18 billion for 2012.

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

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 13.6% during 2013 as compared to 14.3% during 2012.

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

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continued to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny, and the time to complete a foreclosure continues to be prolonged, especially in New York and New Jersey. However, since 2013, we have experienced an increased volume of completed foreclosures for loans that have been in the foreclosure process for over 48 months.

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

For the year ended December 31, 2013, our efficiency ratio was 47.44% compared with 40.50% for the year ended December 31, 2012. The calculation of the efficiency ratio is on page 70. Our ratio of non-interest expense to average total assets for the year ended December 31, 2013 was 0.78% compared with 0.83% for the corresponding period in 2012.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at December 31:

	2014		2013
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$17,746,149	82.29%	$19,518,912	80.95%
Interest-only	2,874,024	13.33	3,648,732	15.13
FHA/VA	648,070	3.01	704,532	2.92
Multi-family and commercial	102,323	0.47	25,671	0.11
Construction	177	—	294	—

Total first mortgage loans	21,370,743	99.10	23,898,141	99.11

Consumer and other loans
Fixed-rate second mortgages	72,309	0.34	86,079	0.36
Home equity credit lines	104,372	0.48	108,550	0.45
Other	17,550	0.08	20,059	0.08

Total consumer and other loans	194,231	0.90	214,688	0.89

Total loans	21,564,974	100.00%	24,112,829	100.00%

Deferred loan costs	99,155		105,480
Allowance for loan losses	(235,317)		(276,097)

Net loans	$21,428,812		$23,942,212

Had we not sold the pool of $112.1 million of non-performing residential mortgage during 2014 (and assuming no other repayment or resolutions of such loans occurred), non-performing loans at December 31, 2014 would have amounted to $964.1 million.

At December 31, 2014, first mortgage loans secured by one-to four-family properties accounted for 98.6% of total loans. Fixed-rate mortgage loans represent 53.6% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options, negative amortization loans or sub-prime loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Included in our loan portfolio at December 31, 2014 are interest-only one-to four-family residential loans of approximately $2.87 billion, or 13.3%, of total loans as compared to $3.65 billion, or 15.1%, of total loans at December 31, 2013. These loans are originated as adjustable-rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the loan. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life.

These loans are underwritten using the fully-amortizing payment amount. Non-performing interest-only loans amounted to $99.8 million, or 11.7%, of non-performing loans at December 31, 2014 as compared to non-performing interest-only loans of $135.2 million, or 12.9%, of non-performing loans at December 31, 2013.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the CFPB’s new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans represent 22.4% of our one- to four-family first mortgage loans at December 31, 2014. Included in our loan portfolio at December 31, 2014 are $3.99 billion of amortizing reduced documentation loans and $620.0 million of reduced documentation interest-only loans as compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at December 31, 2014 include $168.2 million of amortizing reduced documentation loans and $39.8 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013. Beginning in January 2014, we only originate loans that meet the CFPB’s requirements under the ability to repay regulation or qualified mortgage rule, although we continue to originate interest only loans, subject to full compliance with the ability to repay provisions of the rule. See “Regulation of Hudson City Savings and Hudson City Bancorp.”

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans at December 31:

	2014		2013
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	42.6%	42.5%	44.2%
New York	27.8	27.8	27.1	24.1
Connecticut	14.6	7.8	14.9	8.0

Total New York metropolitan area	84.8	78.2	84.5	76.3

Pennsylvania	4.8	1.5	4.9	2.4
Massachusetts	2.0	1.8	1.8	1.6
Virginia	1.6	1.9	1.8	2.3
Illinois	1.5	4.7	1.6	4.8
Maryland	1.6	5.2	1.7	4.7
All others	3.7	6.7	3.7	7.9

Total outside New York metropolitan area	15.2	21.8	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets at December 31:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
One-to four family amortizing loans	$708,518	$770,641	$836,403	$700,429	$614,758
One-to four family interest-only loans	99,779	135,228	182,239	213,862	179,348
Multi-family and commercial mortgages	1,543	3,189	1,688	2,223	1,117
Construction loans	177	294	4,669	4,344	7,560
Consumer and other loans	8,613	7,048	7,975	4,353	4,320

Total non-accrual loans	818,630	916,400	1,032,974	925,211	807,103
Accruing loans delinquent 90 days or more	33,383	132,844	129,553	97,476	64,156

Total non-performing loans	852,013	1,049,244	1,162,527	1,022,687	871,259
Foreclosed real estate, net	79,952	70,436	47,322	40,619	45,693

Total non-performing assets	$931,965	$1,119,680	$1,209,849	$1,063,306	$916,952

Non-performing loans to total loans	3.95%	4.35%	4.29%	3.48%	2.82%
Non-performing assets to total assets	2.55	2.90	2.98	2.34	1.50

Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

During 2014, we sold a pool of $112.1 million of non-performing residential mortgage loans guaranteed by the FHA back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing and reverse accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $16.9 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during 2014 for which we discontinued accruing and reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans at December 31:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
2014
One- to four- family first mortgages:
Amortizing	650	$213,957	281	$100,618	2,119	$708,518
Interest-only	43	30,256	21	12,507	180	99,779
FHA/VA first mortgages	171	29,603	59	10,802	175	33,383
Multi-family and commercial mortgages	17	2,782	2	4,743	4	1,543
Construction loans	—	—	—	—	1	177
Consumer and other loans	16	1,938	11	441	69	8,613

Total	897	$278,536	374	$129,111	2,548	$852,013

Delinquent loans to total loans		1.29%		0.60%		3.95%
2013
One- to four- family first mortgages:
Amortizing	728	$246,435	327	$118,947	2,366	$770,641
Interest-only	51	34,277	29	21,283	235	135,228
FHA/VA first mortgages	153	27,868	73	13,963	559	132,844
Multi-family and commercial mortgages	4	1,384	1	5,983	4	3,189
Construction loans	—	—	—	—	1	294
Consumer and other loans	36	1,931	18	1,337	68	7,048

Total	972	$311,895	448	$161,513	3,233	$1,049,244

Delinquent loans to total loans		1.29%		0.67%		4.35%

Potential problem loans consist of early-stage delinquencies and troubled debt restructurings that are not included in non-accrual loans. Problem potential loans amounted to $544.9 million at December 31, 2014 as compared to $581.8 million at December 31, 2013. The following table presents information regarding loans modified in a troubled debt restructuring at December 31:

	2014	2013
	(In thousands)
Troubled debt restructurings:
Current	$137,249	$108,413
30-59 days	20,344	19,931
60-89 days	17,079	17,407
90 days or more	157,744	176,797

Total troubled debt restructurings	$332,416	$322,548

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

The following table presents loan portfolio class modified as troubled debt restructurings during the years ended December 31, 2014 and 2013. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at December 31:

	2014			2013
		Pre-restructuring	Post- restructuring		Pre-restructuring	Post- restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	980	$341,398	$291,404	933	$318,908	$281,481
Interest-only	59	35,025	31,257	55	35,226	31,564
Multi-family and commercial mortgages	3	8,650	5,441	2	7,029	7,029
Consumer and other loans	36	4,594	4,314	24	2,672	2,474

Total	1,078	$389,667	$332,416	1,014	$363,835	$322,548

Foreclosed real estate amounted to $80.0 million at December 31, 2014 as compared to $70.4 million at December 31, 2013. During 2014, we transferred $123.6 million of loans to foreclosed real estate as compared to $126.8 million during 2013. We sold 241 properties during 2014 as compared to 207 properties during 2013.Write-downs on foreclosed real estate and net gains or losses on the sale of foreclosed real estate amounted to a net gain of $3.2 million for the year ended December 31, 2014 as compared to a net gain of $1.7 million for the comparable period in 2013. Holding costs associated with foreclosed real estate amounted to $18.6 million and $14.5 million for the years ended December 31, 2014 and 2013, respectively.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which includes the implementation of our CRE lending initiative. Under this initiative, during 2014, the Bank began to purchase CRE and multi-family mortgage loans and interests in such loans. The Bank purchased $86.6 million of such loans and interests in the fourth quarter of 2014. We expect to expand our CRE lending business by engaging in direct originations commencing in the second half of 2015.

Allowance for Loan Losses

The following table presents the activity in our ALL at December 31:

	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$276,097	$302,348	$273,791

Provision for loan losses	(3,500)	36,500	95,000
Charge-offs:
First mortgage loans	(59,978)	(87,288)	(86,636)
Consumer and other loans	(683)	(566)	(464)

Total charge-offs	(60,661)	(87,854)	(87,100)
Recoveries	23,381	25,103	20,657

Net charge-offs	(37,280)	(62,751)	(66,443)

Balance at end of period	$235,317	$276,097	$302,348

Allowance for loan losses to total loans	1.09%	1.15%	1.12%
Allowance for loan losses to non-performing loans	27.62	26.31	26.01
Net charge-offs as a percentage of average loans	0.16	0.24	0.24

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at December 31:

	2014		2013
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$230,862	98.62%	$271,261	99.00%
Other first mortgages	571	0.48	918	0.11

Total first mortgage loans	231,433	99.10	272,179	99.11
Consumer and other loans	3,884	0.90	3,918	0.89

Total allowance for loan losses	$235,317	100.00%	$276,097	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposit growth and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $1.40 billion during 2014 as compared to $3.59 billion during 2013. Principal repayments on loans amounted to $3.84 billion for 2014 as compared to $6.38 billion for 2013. At December 31, 2014, commitments to originate and purchase mortgage loans amounted to $52.2 million and $140,000, respectively, as compared to $163.2 million and $140,000, respectively, at December 31, 2013.

Purchases of mortgage-backed securities during the year ended December 31, 2014 were $94.4 million as compared to $1.67 billion during 2013. Principal repayments on mortgage-backed securities amounted to $1.43 billion for 2014 as compared to $3.21 billion for 2013. Proceeds from sales of mortgage-backed securities during the year ended December 31, 2014 were $3.41 billion as compared to $337.9 million for the year ended December 31, 2013.

Purchases of investment securities amounted to $3.31 billion for 2014, as compared to $298.0 million for 2013. There were no calls of investment securities during 2014 and 2013.

At December 31, 2014, we had mortgage-backed securities and investment securities with an amortized cost of $7.27 billion that were used as collateral for securities sold under agreements to repurchase and at that date we had $587.4 million of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During 2014, we had net redemptions of $26.3 million of FHLB common stock as compared to $9.4 million for 2013.

During 2014 total cash and cash equivalents increased $1.97 billion to $6.29 billion. This increase is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us carry significant duration risk at relatively low yields. We have maintained lower deposit rates, which helps us to manage our excess liquidity while we position our balance sheet for a possible restructuring. We have used a portion of our excess cash inflows to fund these deposit reductions. We believe that while carrying this level of cash and cash equivalents adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring. The delay in the execution of the balance sheet restructuring and our continuing to carry an excess liquidity position is primarily due to the delay in obtaining the requisite regulatory approvals for the Merger, though a variety of factors are involved in the decision regarding any such restructuring.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $2.10 billion during 2014 as compared to a decrease of $2.01 billion for 2013. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets, and other factors. We maintained our deposit rates at low levels during 2014 to continue our planned balance sheet reduction. At December 31, 2014, time deposits scheduled to mature within one year totaled $7.34 billion with an average cost of 1.04%. These time deposits are scheduled to mature as follows: $2.15 billion with an average cost of 0.83% in the first quarter of 2015, $2.09 billion with an average cost of 1.15% in the second quarter of 2015, $1.50 billion with an average cost of 1.16% in the third quarter of 2015 and $1.60 million with an average cost of 1.08% in the fourth quarter of 2015.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $3.33 billion at December 31, 2014, all of which have put dates within one year and all of which can be put back to the Company quarterly. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points from current levels. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $8.85 billion with a weighted-average rate of 4.66%. There is one borrowing scheduled to mature in the fourth quarter of 2015 for $75.0 million with an average cost of 4.62%.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2015. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. We expect a restructuring to result in a net loss and reduction of shareholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner.

At December 31, 2014 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

Our liquidity management process is structured to meet our daily funding needs and cover both expected and unexpected deviations from normal daily operations. The primary tools we use for measuring and managing liquidity risk include cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets, and a formal, well developed contingency funding plan.

Cash dividends paid during 2014 totaled $80.2 million as compared to $99.5 million for 2013. We did not purchase any of our common shares during the year ended December 31, 2014 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At December 31, 2014, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for Hudson City Bancorp, the holding company of Hudson City Savings, is capital distributions from Hudson City Savings. At December 31, 2014, Hudson City Bancorp had total cash and due from banks of $133.7 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

In accordance with the Bank MOU, the Bank adopted and implemented enhanced operating policies and procedures that will enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Prior to the execution of Amendment No. 1, the implementation of the Strategic Plan had been suspended pending the completion of the Merger. Since the execution of Amendment No. 1, we have updated the Strategic Plan, prioritizing certain matters that can be achieved during the pendency of the Merger. The Company is proceeding with implementation of the prioritized aspects of the updated Strategic Plan. On February 26, 2015 the OCC terminated the Bank MOU.

In accordance with the Company MOU, the Company is required to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity date of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB.

While the Company believes it is in compliance in all material respects with the terms of the Company MOU it will remain in effect until modified or terminated by the FRB.

At December 31, 2014, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ tangible capital ratio, leverage (core) capital ratio and total risk-based capital ratio were 11.74%, 11.74% and 28.75%, respectively.

Pursuant to the Reform Act, the Agencies issued final rules that subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards. The final capital rules revise the quantity and quality of capital required by: (1) establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 capital to adjusted average consolidated assets, known as the leverage ratio, of 4.0%. The final capital rules also add a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. Failure to maintain this buffer will result in restrictions on capital distributions and certain discretionary cash bonus payments to executive officers. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets went into effect for Hudson City Bancorp and Hudson City Savings on January 1, 2015. For additional information, see Part I, Item 1A, “Risk Factors” and “Regulation of Hudson City Savings Bank and Hudson City Bancorp.

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

The following table summarizes contractual obligations of Hudson City by contractual payment period, as of December 31, 2014:

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Mortgage loan originations	$52,273	$52,273	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Repayment of borrowed funds	12,175,000	75,000	6,400,000	2,425,000	3,275,000
Operating leases	134,896	10,845	21,084	20,317	82,650

Total	$12,362,309	$138,258	$6,421,084	$2,445,317	$3,357,650

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, overdraft and commercial/construction lines of credit, which do not have fixed expiration dates, of approximately $175.7 million, $2.2 million, and $157,000. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and in August 2014 the FASB issued ASU 2014-14, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in ASU 2014-04 clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in ASU 2014-04 went into effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption was permitted and entities could elect to adopt a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on our financial condition or results of operations.

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

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at December 31, 2014. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At December 31, 2014, approximately 84.8% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland and Illinois accounted for 4.8%, 2.0%, 1.6%, 1.6%, and 1.5%, respectively of total loans. The remaining 3.7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, weak labor market conditions, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during 2014. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We provide our actuary with certain rate assumptions used in measuring our benefit obligation. We monitor these rates in relation to the current market interest rate environment and update our actuarial analysis accordingly. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow/yield curve model specific to our pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Moody’s bond indices, for reasonableness. For our pension plans, a discount rate of 3.85% was selected for the December 31, 2014 measurement date and the 2015 expense calculation.

For our pension plan, we also assumed an annual rate of salary increase of 3.50% for future periods. This rate is corresponding to actual salary increases experienced over prior years. We assumed a return on plan assets of 8.25% for future periods. We actuarially determine the return on plan assets based on actual plan experience over the previous ten years. The actual return on plan assets was 8.8% for 2014 and 14.7% for 2013. There can be no assurances with respect to actual return on plan assets in the future. We continually review and evaluate all actuarial assumptions affecting the pension plan, including assumed return on assets.

For our post-retirement benefit plan, a discount rate of 3.90% was used for the December 31, 2014 measurement date and for the 2015 expense calculation. The assumed health care cost trend rate used to measure the expected cost of other benefits for 2014 was 8.0%. The rate was assumed to decrease gradually to 4.50% for 2022 and remain at that level thereafter. Changes to the assumed health care cost trend rate are expected to have an immaterial impact as we capped our obligations to contribute to the premium cost of coverage to the post-retirement health benefit plan at the 2007 premium level.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during 2014.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $152.5 million at December 31, 2014 and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. In addition, we do not believe that any events, circumstances or triggering events occurred since our annual impairment test which would have indicated that goodwill and other intangible assets required reassessment. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014. The estimation of the fair value of the Company requires the use of estimates and assumptions that results in a greater degree of uncertainty. In addition, the estimated fair value of the Company is based on, among other things, the market price of our common stock as calculated per the terms of the Merger. As a result of the current volatility in market and economic conditions, these estimates and assumptions are subject to change in the near-term and may result in the impairment in future periods of some or all of the goodwill on our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our interest-earning assets and interest-bearing liabilities. Due to the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2014 and did not have any such hedging transactions in place at December 31, 2014. Our loan and securities portfolios, which comprise 81% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area, the general economy of the United States and the recent pressure on housing prices. Our mortgage-related assets are also subject to pre-payment risk due to mortgage refinancing and housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

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

We seek to manage our asset/liability mix so as to lessen the impact that interest rate fluctuations may have on our earnings and capital. To achieve the objectives of managing interest rate risk, our Asset/Liability Committee meets regularly to discuss and monitor the market interest rate environment compared to interest rates that are offered on our products. This committee consists of the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Chief Risk Officer and other senior officers of the Company. The Asset/Liability Committee presents reports to the Enterprise Risk Management Committee at its regular meetings.

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

Hybrid adjustable-rate first mortgage loans constituted approximately 71% of mortgage loan production during 2014. In the aggregate, 52% of our mortgage-related assets are variable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 48% as of December 31, 2014 compared with 44% as of December 31, 2013. The increase in this ratio was primarily due to the sale of adjustable-rate mortgage backed securities. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 44% at December 31, 2014 compared with 39% as of December 31, 2013.

The level of prepayment activity on our interest-sensitive assets impacts our net interest income. The timing of the principal payments on mortgage loans and mortgage-backed securities can be significantly impacted by changes in market interest rates and the associated effect on the prepayment rates of our mortgage-related assets. Mortgage prepayment rates vary due to a number of factors, including economic conditions, the availability of credit, seasonal factors, and demographic variables. However, the principal factor affecting prepayment rates are the prevailing interest rates on existing mortgage loans relative to refinancing opportunities. Generally, the level of prepayment activity directly affects the yield earned on those assets as the principal payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate. Prepayment rates are generally inversely related to the prevailing market interest rates. Accordingly, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets remained at elevated levels throughout 2014. While the rate of prepayment has generally remained elevated, mortgage-related assets have diminished as re-investment opportunities during 2014 have been limited.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $7.33 billion of interest-bearing non-maturity deposits, and $7.33 billion of time deposits scheduled to mature within the next 12 months. Borrowings, advances from the FHLB and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of December 31, 2014, these borrowings totaled $12.18 billion, $3.33 billion of which are putable. Since market interest rates have remained very low for an extended period of time, we have not had any lenders put borrowings back to us. As a result, many of our quarterly putable borrowings have become putable within three months. Of the $3.33 billion quarterly putable borrowings, $3.13 billion with a weighted average rate of 4.45% could be put back to the Bank during the next three-month period. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back to us will not increase substantially unless interest rates were to increase by at least 250 basis points from current levels. There are $8.85 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.66%; $75.0 million of which are scheduled to mature in 2015.

As a result of our investment and financing decisions, the steeper and more positive the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing five years or more, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During 2014, a mixed economic environment and market reservations regarding the continued Federal Reserve accommodative policy has resulted in a flatter yield curve.

The FOMC noted that economic activity has improved in recent months. The FOMC noted that labor market indicators were mixed but on balance showed further improvement. However, the unemployment rate was little changed during the fourth quarter of 2014 and a range of labor market indicators suggests that there remains significant underutilization of labor resources. Household spending appears to be rising moderately and business fixed investment is advancing, while the recovery in the housing sector slowed somewhat. The national unemployment rate decreased to 5.6% in December 2014 from 6.7% in December 2013 and from 5.9% in September 2014. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the fourth quarter of 2014.

The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The FOMC believes this policy of keeping holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months from December 31, 2014 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

Change in	Percent Change in Net Interest Income
Interest Rates	Instantaneous Change	Incremental Change
(Basis points)
300	29.96%	17.63%
200	25.03	13.06
100	15.47	7.30
50	8.47	3.08
(50)	(8.33)	(5.22)
(100)	(16.23)	(7.16)

Of note in the positive shock scenarios:

•	Net interest income improves in all interest rate scenarios, due primarily to the elevated levels of liquidity on the balance sheet at December 31, 2014. The significant increase in the percentage change to net interest income as compared to December 31, 2013 reflects the increase of federal funds sold and other overnight deposits which amounted to $6.16 billion at December 31, 2014 as compared to $4.19 billion at December 31, 2013. These funds re-price immediately with changes in interest rates.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income decreases in both the incremental and instantaneous scenarios, with instantaneous rate moves proving more unfavorable. This results from both an acceleration of prepayments on the mortgage-related assets and the fact that our non-maturity and short term time deposits, already at low rates, cannot experience the full effect of rate scenarios of minus 50 and minus 100 basis points.

Net Present Value of Equity. We also monitor our interest rate risk by monitoring changes in the net present value of equity in the different rate environments. The net present value of equity is the difference between the estimated fair value of interest rate-sensitive assets and liabilities. The changes in the fair value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. Their values are derived from the characteristics of the asset or liability relative to the current interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline, whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the fair value of assets relative to fair value of liabilities will increase the present value of equity whereas decreases in the market value of assets relative to that of liabilities will decrease the present value of equity. Conversely, should the fair value of liabilities outstrip that of assets, the net present value of equity declines.

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at December 31, 2014. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.00% in the plus 300 basis point interest rate shock scenario.

Change in Interest Rates	Present Value Ratio	Basis Point Change
(Basis points)
300	10.32%	(321)
200	11.81	(172)
100	12.95	(58)
50	13.39	(14)
0	13.53	—
(50)	13.41	(12)
(100)	13.05	(48)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. These sensitivity measures are referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets falls more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	In interest rate decreases of 50 and 100 basis points, prepayments accelerate on our mortgage loans and mortgage-backed securities and the duration of these assets contracts to such an extent that the duration of liabilities exceeds the duration of assets. As a result, the net present value ratio decreases in these scenarios.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $810.0 million and non-accrual other loans of $8.6 million from the table.

	At December 31, 2014
				More than	More than
		More than	More than	two years	three years
	Six months	six months	one year to	to three	to five	More than
	or less	to one year	two years	years	years	five years	Total
	(Dollars in thousands)
Interest-earning assets:
First mortgage loans	$2,366,291	$2,152,223	$2,583,946	$2,663,221	$3,849,864	$6,945,181	$20,560,726
Consumer and other loans	93,961	2,248	5,626	13,911	5,228	64,644	185,618
Federal funds sold	6,163,082	—	—	—	—	—	6,163,082
Mortgage-backed securities	1,728,566	310,635	595,769	865,253	150,199	585,019	4,235,441
FHLB stock	320,753	—	—	—	—	—	320,753
Investment securities	17,396	300,152	2,998,485	—	295,012	39,011	3,650,056

Total interest-earning assets	10,690,049	2,765,258	6,183,826	3,542,385	4,300,303	7,633,855	35,115,676

Interest-bearing liabilities:
Savings accounts	63,325	63,325	111,874	98,154	162,534	556,086	1,055,298
Interest-bearing demand accounts	202,087	202,087	295,688	243,767	367,237	805,581	2,116,447
Money market accounts	558,924	558,925	808,176	586,268	738,540	903,477	4,154,310
Time deposits	4,234,505	3,105,115	2,968,881	560,275	516,613	—	11,385,389
Borrowed funds	—	75,000	3,925,000	2,475,000	2,425,000	3,275,000	12,175,000

Total interest-bearing liabilities	5,058,841	4,004,452	8,109,619	3,963,464	4,209,924	5,540,144	30,886,444

Interest rate sensitivity gap	$5,631,208	$(1,239,194)	$(1,925,793)	$(421,079)	$90,379	$2,093,711	$4,229,232

Cumulative interest rate sensitivity gap	$5,631,208	$4,392,014	$2,466,221	$2,045,142	$2,135,521	$4,229,232

Cumulative interest rate sensitivity gap as a percent of total assets	15.40%	12.01%	6.74%	5.59%	5.84%	11.57%
Cumulative interest-earning assets as a percent of interest-bearing liabilities	211.31%	148.46%	114.36%	109.68%	108.43%	113.69%

Of note regarding the GAP analysis:

•	we have $75.0 million of borrowings maturing in the next 12 months and an additional $3.93 billion maturing in the next 24 months; and

•	we expect that prepayment activity will decrease on our mortgage-related assets over the course of the next 12 months as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2013:

•	the cumulative one-year gap as a percent of total assets was positive 12.01% at December 31, 2014 vs. 6.65% at December 31, 2013 primarily due to an increase in the balance of federal funds sold and other overnight deposits to $6.16 billion at December 31, 2014 as compared to $4.19 billion at December 31, 2013.

•	net loans decreased $3.19 billion to $20.75 billion at December 31, 2014 as compared to $23.94 billion at December 31, 2013.

•	mortgage-backed securities decreased $4.71 billion to $4.24 billion at December 31, 2014 as compared to $8.95 billion at December 31, 2013 while investment securities rose to $3.65 billion at December 31, 2014 from $336.3 million at December 31, 2013.

•	deposits declined by $2.10 billion during 2014.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson City Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hudson City Bancorp, Inc.:

We have audited the internal control over financial reporting of Hudson City Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson City Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 2, 2015

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
Assets:
Cash and due from banks	$122,484	$133,665
Federal funds sold and other overnight deposits	6,163,082	4,190,809

Total cash and cash equivalents	6,285,566	4,324,474
Securities available for sale:
Mortgage-backed securities	2,963,304	7,167,555
Investment securities	3,611,045	297,283
Securities held to maturity:
Mortgage-backed securities (fair value of $1,356,160 and $1,888,823 at December 31, 2014 and 2013, respectively)	1,272,137	1,784,464
Investment securities (fair value of $41,593 and $42,727 at December 31, 2014 and 2013, respectively)	39,011	39,011

Total securities	7,885,497	9,288,313
Loans	21,564,974	24,112,829
Deferred loan costs	99,155	105,480
Allowance for loan losses	(235,317)	(276,097)

Net loans	21,428,812	23,942,212
Federal Home Loan Bank of New York stock	320,753	347,102
Foreclosed real estate, net	79,952	70,436
Accrued interest receivable	31,665	52,887
Banking premises and equipment, net	56,633	65,353
Goodwill	152,109	152,109
Other assets	328,095	364,468

Total Assets	$36,569,082	$38,607,354

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$18,711,444	$20,811,108
Noninterest-bearing	665,100	661,221

Total deposits	19,376,544	21,472,329
Repurchase agreements	6,150,000	6,950,000
Federal Home Loan Bank of New York advances	6,025,000	5,225,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	236,128	217,449

Total liabilities	31,787,672	33,864,778

Commitments and Contingencies (Notes 1, 7, 10 and 16)
Common stock, $0.01 par value, 3,200,000,000 shares authorized; 741,466,555 shares issued; 528,908,735 and 528,419,170 shares outstanding at December 31, 2014 and 2013, respectively	7,415	7,415
Additional paid-in capital	4,751,778	4,743,388
Retained earnings	1,961,531	1,883,754
Treasury stock, at cost; 212,557,820 and 213,047,385 shares at December 31, 2014 and 2013, respectively	(1,708,736)	(1,712,107)
Unallocated common stock held by the employee stock ownership plan	(180,204)	(186,210)
Accumulated other comprehensive (loss) income, net of tax	(50,374)	6,336

Total shareholders’ equity	4,781,410	4,742,576

Total Liabilities and Shareholders’ Equity	$36,569,082	$38,607,354

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest and Dividend Income:
First mortgage loans	$967,084	$1,103,840	$1,309,568
Consumer and other loans	8,884	10,088	12,887
Mortgage-backed securities held to maturity	39,708	75,695	127,861
Mortgage-backed securities available for sale	116,113	140,795	186,174
Investment securities held to maturity	2,340	2,341	3,488
Investment securities available for sale	6,175	6,308	8,148
Dividends on Federal Home Loan Bank of New York stock	14,234	14,689	23,470
Federal funds sold and other overnight deposits	13,178	7,425	1,443

Total interest and dividend income	1,167,716	1,361,181	1,673,039

Interest Expense:
Deposits	159,152	182,391	238,684
Borrowed funds	566,427	566,277	580,432

Total interest expense	725,579	748,668	819,116

Net interest income	442,137	612,513	853,923
Provision for Loan Losses	(3,500)	36,500	95,000

Net interest income after provision for loan losses	445,637	576,013	758,923

Non-Interest Income:
Service charges and other income	6,669	10,156	11,461
Gains on securities transactions	103,716	28,933	—

Total non-interest income	110,385	39,089	11,461

Non-Interest Expense:
Compensation and employee benefits	129,330	132,733	129,644
Net occupancy expense	37,421	36,790	34,270
Federal deposit insurance assessment	49,835	73,463	123,695
Other expense	76,443	66,851	68,993

Total non-interest expense	293,029	309,837	356,602

Income before income tax expense	262,993	305,265	413,782
Income Tax Expense	105,028	120,049	164,639

Net income	$157,965	$185,216	$249,143

Basic Earnings Per Share	$0.32	$0.37	$0.50

Diluted Earnings Per Share	$0.32	$0.37	$0.50

See accompanying notes to consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$157,965	$185,216	$249,143
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during the year, net of tax (expense) benefit of $(24,982) for 2014, $58,120 for 2013 and $(21,863) for 2012	36,314	(84,158)	33,290
Reclassification adjustment for realized gains in net income, net of tax benefit of $35,729 for 2014, $3,126 for 2013 and $0 for 2012	(51,876)	(4,527)	—
Postretirement benefit pension plans:
Net actuarial (loss) gain arising during period, net of tax benefit (expense) of $29,119 for 2014, $(14,962) for 2013 and $4,382 for 2012	(42,161)	21,662	(6,346)
Amortization of net loss arising during period, net of tax of expense $1,245 for 2014, $2,832 for 2013 and $2,823 for 2012	1,802	4,103	4,089
Amortization of prior service cost included in net periodic pension cost, net of tax benefit of $545 for 2014, $493 in 2013 and $493 for 2012	(789)	(714)	(714)

Other comprehensive (loss) income	(56,710)	(63,634)	30,319

Total comprehensive income	$101,255	$121,582	$279,462

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Common Stock	$7,415	$7,415	$7,415

Additional paid-in capital:
Balance at beginning of year	4,743,388	4,730,105	4,720,890
Stock benefit plan expense	11,126	10,489	7,924
Tax benefit from stock plans	200	218	436
Allocation of ESOP stock	3,299	2,576	835
Vesting of RRP stock	—	—	20
Vesting of deferred stock unit awards	(6,235)	—	—

Balance at end of year	4,751,778	4,743,388	4,730,105

Retained Earnings:
Balance at beginning of year	1,883,754	1,798,430	1,709,821
Net income	157,965	185,216	249,143
Dividends paid on common stock ($0.16, $0.20, and $0.32 per share, respectively)	(80,205)	(99,511)	(158,793)
Exercise of stock options	17	(381)	(1,741)

Balance at end of year	1,961,531	1,883,754	1,798,430

Treasury Stock:
Balance at beginning of year	(1,712,107)	(1,713,895)	(1,719,114)
Purchase of common stock	—	—	(427)
Purchase of vested stock awards surrendered for withholding taxes	(2,960)	—	—
Exercise of stock options	96	1,788	5,646
Vesting of deferred stock unit awards	6,235	—	—

Balance at end of year	(1,708,736)	(1,712,107)	(1,713,895)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(186,210)	(192,217)	(198,223)
Allocation of ESOP stock	6,006	6,007	6,006

Balance at end of year	(180,204)	(186,210)	(192,217)

Accumulated other comprehensive income (loss):
Balance at beginning of year	6,336	69,970	39,651
Other comprehensive (loss) income, net of tax	(56,710)	(63,634)	30,319

Balance at end of year	(50,374)	6,336	69,970

Total Shareholders’ Equity	$4,781,410	$4,742,576	$4,699,808

See accompanying notes to the consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$157,965	$185,216	$249,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	35,432	114,335	125,020
Provision for loan losses	(3,500)	36,500	95,000
Gains on securities transactions, net	(103,716)	(28,933)	—
Share-based compensation, including committed ESOP shares	20,431	19,072	14,785
Deferred tax expense (benefit)	20,707	(3,417)	55,582
Decrease in accrued interest receivable	21,222	34,188	42,013
(Increase) decrease in other assets	(16,403)	404,086	(33,222)
Increase (decrease) in accrued expenses and other liabilities	18,679	(20,167)	24,931

Net Cash Provided by Operating Activities	150,817	740,880	573,252

Cash Flows from Investing Activities:
Originations of loans	(1,145,140)	(3,496,179)	(5,035,170)
Purchases of loans	(253,716)	(96,892)	(28,742)
Principal payments on loans	3,732,005	6,381,717	7,131,786
FHA loan sale	112,113	—	—
Principal collection of mortgage-backed securities held to maturity	249,549	877,505	1,133,484
Proceeds from sales of mortgage-backed securities held to maturity	278,133	332,660	—
Principal collection of mortgage-backed securities available for sale	1,183,248	2,337,327	2,560,457
Proceeds from sales of mortgage-backed securities available for sale	3,135,884	5,289	—
Purchases of mortgage-backed securities available for sale	(94,422)	(1,671,343)	(1,473,244)
Proceeds from maturities and calls of investment securities held to maturity	—	—	500,000
Proceeds from sales of investment securities available for sale	—	412,886	—
Purchases of investment securities available for sale	(3,311,944)	(298,033)	(407,832)
Purchases of Federal Home Loan Bank of New York stock	—	—	(24,750)
Redemption of Federal Home Loan Bank of New York stock	26,349	9,365	178,847
Purchases of premises and equipment, net	(2,682)	(973)	(12,529)
Net proceeds from sale of foreclosed real estate	79,535	71,771	57,051

Net Cash Provided by Investing Activities	3,988,912	4,865,100	4,579,358

Cash Flows from Financing Activities:
Net decrease in deposits	(2,095,785)	(2,011,588)	(2,023,843)
Proceeds from borrowed funds	—	—	550,000
Principal payments on borrowed funds	—	—	(3,450,000)
Dividends paid	(80,205)	(99,511)	(158,793)
Purchases of vested stock awards surrendered for witholding taxes	(2,960)	—	—
Purchases of treasury stock	—	—	(427)
Exercise of stock options	113	1,407	3,905
Tax benefit from stock plans	200	218	436

Net Cash Used in Financing Activities	(2,178,637)	(2,109,474)	(5,078,722)

Net Increase in Cash and Cash Equivalents	1,961,092	3,496,506	73,888
Cash and Cash Equivalents at Beginning of Year	4,324,474	827,968	754,080

Cash and Cash Equivalents at End of Year	$6,285,566	$4,324,474	$827,968

Supplemental Disclosures of cash flow information:
Interest paid	$726,553	$749,663	$822,493

Loans transferred to foreclosed real estate	$123,625	$126,771	$87,787

Income tax payments	$79,196	$106,440	$126,755

Income tax refunds	$460	$364,925	$5,294

Notes to Consolidated Financial Statements

1. Organization

Hudson City Bancorp, Inc. is a Delaware corporation and is the savings and loan holding company for Hudson City Savings Bank and its subsidiaries. As a savings and loan holding company, Hudson City Bancorp is subject to the supervision and examination of the FRB. Hudson City Savings is a federally chartered stock savings bank subject to supervision and examination by the OCC.

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

On April 12, 2013, M&T and the Company announced that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger. On three occasions, Hudson City Bancorp and M&T have agreed to extend the date after which either party may elect to terminate the Merger Agreement, with the latest extension to April 30, 2015. Each extension was documented with an amendment to the Merger Agreement and the most recent amendment, Amendment No. 3, provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to April 30, 2015. Amendment No. 3, and applicable provisions from the prior amendments, permit the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its strategic plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. There can be no assurances that the Merger will be completed by that date or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

The Merger Agreement, as amended by Amendment No. 1, was approved by the shareholders of both Hudson City Bancorp and M&T. The Merger is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions

On March 30, 2012, the Bank entered into a Memorandum of Understanding with the OCC (the “Bank MOU”), which is substantially similar to and replaced the MOU the Bank entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the Bank MOU, the Bank has adopted and has implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed a written strategic plan (the “Strategic Plan”) for the Bank which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. The Strategic Plan includes initiatives such as secondary mortgage market operations, commercial real estate lending, the introduction of small business banking products and developing a more robust suite of consumer banking products. These initiatives require significant lead time for full implementation and roll out to our customers. On February 26, 2015 the OCC terminated the Bank MOU.

Notes to Consolidated Financial Statements

The Company entered into a separate Memorandum of Understanding with the FRB (the “Company MOU”) on April 24, 2012, which is substantially similar to and replaced the MOU the Company entered into with our former regulator, the OTS, on June 24, 2011. In accordance with the Company MOU, the Company must, among other things support the Bank’s compliance with the Bank MOU. The Company MOU also requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. While the Company believes it is in compliance in all material respects with the Company MOU, it will remain in effect until modified or terminated by the FRB.

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

The allowance for loan loss (“ALL”) is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate. In addition, bank regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies have the ability to require us, as they can require all banks, to increase our provision for loan losses or to recognize further charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance required by these regulatory agencies could adversely affect our financial condition and results of operations.

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

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, federal funds sold and overnight deposits at the Federal Reserve Bank of New York. Generally, federal funds are sold for one-day periods. Cash reserves are required to be maintained on deposit with the Federal Reserve Bank of New York based on deposits. The amount of the required reserve amounted to $18.2 million and $20.3 million at December 31, 2014 and 2013, respectively.

Mortgage-Backed Securities

Mortgage-backed securities include U.S. government-sponsored enterprises (“GSEs”) and U.S. Government agency pass-through certificates, which represent participating interests in pools of long-term first mortgage loans originated and serviced by third-party issuers of the securities, and real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as, collateralized mortgage obligations.

Mortgage-backed securities are classified as either held to maturity or available for sale. For each of the years in, the three year period ended December 31, 2014, we did not maintain a trading portfolio. Mortgage-backed securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Hudson City has both the ability and the positive intent to hold these investment securities to maturity although we periodically sell held-to-maturity securities after the Company has collected at least 85% of the initial principal balance purchased.

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

Investment Securities

Investment securities are classified as either held to maturity or available for sale. For each of the years in the three year period ended December 31, 2014, we did not maintain a trading portfolio. Investment securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Hudson City has both the ability and the positive intent to hold these investment securities to maturity.

Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income or loss, which is included in shareholders’ equity.

Notes to Consolidated Financial Statements

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

We will, in certain circumstances, modify loans for borrowers who are experiencing financial difficulty. If the terms of the modification include a concession, as defined by accounting guidance, the loan, as modified, is considered a trouble debt restructuring. Loans that were modified in a troubled debt restructuring primarily represent loans to borrowers whose loans have been discharged in a Chapter 7 bankruptcy, loans that have been in a deferred payment plan for an extended period of time, generally in excess of six months, loans that have had past due amounts capitalized as part of the loan balance, loans that have a confirmed Chapter 13 bankruptcy status and loans with other types of repayment plans. These loans are individually evaluated for impairment to determine if the carrying value of the loan is in excess of the fair value of the collateral, if the loan is collateral dependent, or the present value of each loan’s expected future cash flows, if the loan is cash flow dependent.

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

Notes to Consolidated Financial Statements

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

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed-rate and adjustable-rate one- to four-family mortgages, interest-only loans, reduced documentation loans, home equity, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

We maintain the ALL through provisions for loan losses that we charge to income. We charge losses on loans against the ALL when we believe the collection of loan principal is unlikely. This is generally by the time a loan is 180 days delinquent and an updated appraisal reflects a shortfall in the collateral value as compared to the outstanding principal balance of a mortgage loan. We establish the provision for loan losses after considering the results of our review as described above. We apply this process and methodology in a consistent manner and we reassess and modify the estimation methods and assumptions used in response to changing conditions. Such changes, if any, are approved by our Asset Quality Committee (“AQC”) each quarter.

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

Foreclosed Real Estate

Foreclosed real estate is property acquired through foreclosure or deed in lieu of foreclosure. Write-downs to fair value (net of estimated cost to sell) at the time of acquisition are charged to the ALL. After acquisition, foreclosed properties are held for sale and carried at the lower of carrying value or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker. Subsequent provisions for losses, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred.

Notes to Consolidated Financial Statements

Banking Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and leasehold amortization. Buildings are depreciated over their estimated useful lives using the straight-line method. Furniture, fixtures and equipment are depreciated over their estimated useful lives using the double declining balance method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. The costs for major improvements and renovations are capitalized, while maintenance, repairs and minor improvements are charged to operating expenses as incurred. Gains and losses on dispositions are reflected currently as other non-interest income or expense.

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

Stock-Based Compensation

Stock-based compensation expense is recognized over the period of requisite service based upon the grant-date fair value of those awards. Grants of performance-based stock options and stock unit awards vest if certain financial performance measures are met. We assess the probability of achieving these financial performance measures and recognize the cost of these performance-based grants if it is probable that the financial performance measures will be met.

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

Hudson City has also obtained advances from the FHLB, which are generally secured by a blanket lien against our mortgage loan portfolio. Total borrowings with the FHLB are generally limited by approximately 20 times the amount of FHLB stock owned or a percentage of the fair value of our mortgage portfolio, whichever is greater.

Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income includes items such as changes in unrealized gains and losses on securities available for sale, net of tax and changes in the unrecognized prior service costs or credits of defined benefit pension and other postretirement plans, net of tax. Comprehensive income is presented in the consolidated statements of comprehensive income.

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

Earnings per Share

Basic earnings per share is computed pursuant to the two class method by dividing net income available to common shareholders less dividends paid on participating securities by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options or deferred stock units) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and shares issues for vested stock unit awards. ESOP and stock unit awards that have been purchased but have not been committed to be released are excluded from the computation of basic and diluted earnings per share.

3. Stock Repurchase Programs

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during 2014, 2013 and 2012. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares are included in treasury stock purchases in the consolidated statements of cash flows and amounted to 297,351 shares for 2014. There were no shares surrendered for withholding taxes in 2013. As of December 31, 2014, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

Notes to Consolidated Financial Statements

4. Mortgage-Backed Securities

The amortized cost and estimated fair value of mortgage-backed securities at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
2014
Held to Maturity:
GNMA pass-through certificates	$54,301	$1,840	$—	$56,141
FNMA pass-through certificates	278,953	20,209	(1)	299,161
FHLMC pass-through certificates	865,364	58,097	—	923,461
FHLMC and FNMA—REMICs	73,519	3,878	—	77,397

Total held to maturity	$1,272,137	$84,024	$(1)	$1,356,160

Available for Sale:
GNMA pass-through certificates	$633,629	$20,056	$(277)	$653,408
FNMA pass-through certificates	1,688,568	19,247	(11,917)	1,695,898
FHLMC pass-through certificates	604,147	12,191	(2,340)	613,998

Total available for sale	$2,926,344	$51,494	$(14,534)	$2,963,304

2013
Held to Maturity:
GNMA pass-through certificates	$63,070	$2,260	$—	$65,330
FNMA pass-through certificates	402,848	25,103	(1)	427,950
FHLMC pass-through certificates	1,123,029	66,816	(1)	1,189,844
FHLMC and FNMA—REMICs	195,517	10,182	—	205,699

Total held to maturity	$1,784,464	$104,361	$(2)	$1,888,823

Available for Sale:
GNMA pass-through certificates	$788,504	$17,775	$(1,396)	$804,883
FNMA pass-through certificates	3,879,723	50,800	(39,800)	3,890,723
FHLMC pass-through certificates	2,396,085	46,300	(8,947)	2,433,438
FHLMC and FNMA—REMICs	38,220	291	—	38,511

Total available for sale	$7,102,532	$115,166	$(50,143)	$7,167,555

Notes to Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of mortgage-backed securities with an unrealized loss at December 31, 2014 and 2013, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
2014
Held to Maturity:
FNMA pass-through certificates	$—	$—	$90	$(1)	$90	$(1)

Total held to maturity	—	—	90	(1)	90	(1)

Available for Sale:
GNMA pass-through certificates	—	—	11,251	(277)	11,251	(277)
FNMA pass-through certificates	48,955	(54)	664,779	(11,863)	713,734	(11,917)
FHLMC pass-through certificates	—	—	151,889	(2,340)	151,889	(2,340)

Total available for sale	48,955	(54)	827,919	(14,480)	876,874	(14,534)

Total	$48,955	$(54)	$828,009	$(14,481)	$876,964	$(14,535)

2013
Held to Maturity:
FNMA pass-through certificates	$—	—	$65	$(1)	$65	$(1)
FHLMC pass-through certificates	166	(1)	—	—	166	(1)

Total held to maturity	166	(1)	65	(1)	231	(2)

Available for Sale:
GNMA pass-through certificates	35,971	(1,396)	—	—	35,971	(1,396)
FNMA pass-through certificates	1,478,488	(39,800)	—	—	1,478,488	(39,800)
FHLMC pass-through certificates	434,059	(8,947)	—	—	434,059	(8,947)

Total available for sale	1,948,518	(50,143)	—	—	1,948,518	(50,143)

Total	$1,948,684	$(50,144)	$65	$(1)	$1,948,749	$(50,145)

The unrealized losses were primarily due to the changes in market interest rates subsequent to purchase. At December 31, 2014, a total of 34 securities were in an unrealized loss position (79 at December 31, 2013). We did not consider these investments to be other-than-temporarily impaired at December 31, 2014 and December 31, 2013 since the decline in fair value is attributable to changes in interest rates and not credit quality. In addition, we do not intend to sell and do not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the year ended December 31, 2014.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of mortgage-backed of our securities held-to-maturity and available-for-sale at December 31, 2014, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Held to Maturity:
Due in one year or less	$22	$22
Due after one year through five years	2,457	2,546
Due after five years through ten years	37,345	39,424
Due after ten years	1,232,313	1,314,168

Total held to maturity	$1,272,137	$1,356,160

Available for Sale:
Due after five years through ten years	$19,751	$21,840
Due after ten years	2,906,593	2,941,464

Total available for sale	$2,926,344	$2,963,304

Sales of mortgage-backed securities held-to-maturity amounted to $262.0 million for 2014 and $311.4 million for 2013, resulting in realized gains of $16.1 million and $21.3 million for the same respective periods. The sale of the held-to-maturity securities were made after the Company had collected at least 85% of the initial principal balance of each security.

Sales of mortgage-backed securities available-for-sale amounted to $3.05 billion during 2014 and $4.8 million in 2013. Realized gains on the sales of mortgage-backed securities available-for-sale amounted to $87.6 million and $470,000 during 2014 and 2013, respectively.

As of December 31, 2014, mortgage-backed securities with an amortized cost of $3.77 billion were pledged as collateral for securities sold under agreements to repurchase.

Notes to Consolidated Financial Statements

5. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
2014
Held to Maturity:
United States government-sponsored enterprises debt	$39,011	$2,582	$—	$41,593

Total held to maturity	$39,011	$2,582	$—	$41,593

Available for Sale:
United States government-sponsored enterprises debt	$3,600,085	$72	$(6,508)	$3,593,649
Equity securities	16,985	411	—	17,396

Total available for sale	$3,617,070	$483	$(6,508)	$3,611,045

2013
Held to Maturity:
United States government-sponsored enterprises debt	$39,011	$3,716	$—	$42,727

Total held to maturity	$39,011	$3,716	$—	$42,727

Available for Sale:
United States government-sponsored enterprises debt	$298,190	$—	$(7,996)	$290,194
Equity securities	6,873	216	—	7,089

Total available for sale	$305,063	$216	$(7,996)	$297,283

The following tables summarize the fair values and unrealized losses of available-for-sale investment securities with an unrealized loss at December 31, 2014, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates. For the years ended December 31, 2014 and 2013, there were no unrealized losses on held-to-maturity investment securities.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
2014
Available for Sale:
United States government-sponsored enterprises debt	$3,047,275	$(3,342)	$196,674	$(3,166)	$3,243,949	$(6,508)

Total temporarily impaired securities available for sale	3,047,275	(3,342)	196,674	(3,166)	3,243,949	(6,508)

Total	$3,047,275	$(3,342)	$196,674	$(3,166)	$3,243,949	$(6,508)

2013
Available for Sale:
United States government-sponsored enterprises debt	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)

Total temporarily impaired securities available for sale	290,194	(7,996)			290,194	(7,996)

Total	$290,194	$(7,996)	$—	$—	$290,194	$(7,996)

At December 31, 2014, a total of 17 securities were in an unrealized loss position (3 at December 31, 2013). We did not consider these investments to be other-than-temporarily impaired at December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, we do not

Notes to Consolidated Financial Statements

intend to sell and do not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the year ended December 31, 2014.

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2014, by contractual maturity, are shown below. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Held to Maturity:
Due after ten years	$39,011	$41,593

Total held to maturity	$39,011	$41,593

Available for Sale:
Due in one year or less	$300,147	$300,152
Due after one year through five years	$3,299,938	$3,293,497

Total available for sale	$3,600,085	$3,593,649

There were no sales of investment securities available-for-sale during 2014. In 2013 there were $405.7 million in sales of investment securities available for sale resulting in realized gains of $7.2 million. The carrying value of securities pledged as required security for deposits and for other purposes required by law amounted to $17.1 million and $22.4 million at December 31, 2014 and 2013, respectively.

As of December 31, 2014, investment securities with an amortized cost of $3.50 billion were pledged as collateral for securities sold under agreements to repurchase compared to $298.2 for December 31, 2013.

6. Loans and Allowance for Loan Losses

Loans at December 31 are summarized as follows:

	2014	2013
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$17,746,149	$19,518,912
Interest-only	2,874,024	3,648,732
FHA/VA	648,070	704,532
Multi-family and commercial	102,323	25,671
Construction	177	294

Total first mortgage loans	21,370,743	23,898,141

Consumer and other loans:
Fixed–rate second mortgages	72,309	86,079
Home equity credit lines	104,372	108,550
Other	17,550	20,059

Total consumer and other loans	194,231	214,688

Total loans	$21,564,974	$24,112,829

Notes to Consolidated Financial Statements

There were no loans held for sale at December 31, 2014 and 2013.

The following tables present the composition of our loan portfolio by credit quality indicator at December 31:

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
2014
Performing	$17,652,318	$2,774,245	$100,780	$—	$71,056	$100,607	$13,955	$20,712,961
Non-performing	741,901	99,779	1,543	177	1,253	3,765	3,595	852,013

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

2013
Performing	$19,319,959	$3,513,504	$22,482	$—	$84,667	$104,655	$18,318	$23,063,585
Non-performing	903,485	135,228	3,189	294	1,412	3,895	1,741	1,049,244

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Credit Risk Profile by Internally Assigned Grade
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
2014
Pass	$17,447,845	$2,744,846	$94,858	$—	$70,669	$97,905	$13,385	$20,469,508
Special mention	89,166	10,926	1,180	—	71	252	118	101,713
Substandard	857,208	118,252	6,285	177	1,569	6,215	4,047	993,753

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

2013
Pass	$19,218,917	$3,480,909	$15,281	$—	$84,233	$102,364	$17,157	$22,918,861
Special mention	108,957	19,866	980	—	129	875	45	130,852
Substandard	895,570	147,957	9,410	294	1,717	5,311	2,857	1,063,116

Total	$20,223,444	$3,648,732	$25,671	$294	$86,079	$108,550	$20,059	$24,112,829

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Notes to Consolidated Financial Statements

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

We evaluate the classification of our one-to four-family mortgage loans, consumer loans and other loans primarily on a pooled basis by delinquency. Loans that are past due 60 to 89 days are classified as special mention and loans that are past due 90 days or more, as well as impaired loans, are classified as substandard. We obtain updated valuations for one- to four- family mortgage loans by the time a loan becomes 180 days past due. If necessary, we charge-off an amount to reduce the carrying value of the loan to the value of the underlying property, less estimated selling costs. Since we record the charge-off when we receive the updated valuation, we typically do not have any residential first mortgages classified as doubtful or loss. We evaluate troubled debt restructurings individually, as well as multi-family, commercial and construction loans when they become 120 days past due and base our classification on the debt service capability of the underlying property as well as secondary sources of repayment such as the borrower’s and any guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At December 31, 2014 approximately 84.8% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at December 31, 2014 and December 31, 2013 are $2.87 billion and $3.65 billion, respectively, of interest-only one-to four-family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $99.8 million and $135.2 million of non-performing interest-only one-to four-family residential mortgage loans at December 31, 2014 and December 31, 2013, respectively.

In addition to our full documentation loan program, prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. We discontinued our reduced documentation loan program in January 2014 in order to comply with the Consumer Financial Protection Bureau’s (the “CFPB”) new requirements to validate a borrower’s ability to repay and the corresponding safe harbor for loans that meet the requirements for a “qualified mortgage”. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 22.4% of our one- to four-family first mortgage loans at December 31, 2014. Included in our loan portfolio at December 31, 2014 are $3.99 billion of amortizing reduced documentation loans and $620.0 million of reduced documentation interest-only loans as

Notes to Consolidated Financial Statements

compared to $4.27 billion and $826.5 million, respectively, at December 31, 2013. Non-performing loans at December 31, 2014 include $168.2 million of amortizing reduced documentation loans and $39.8 million of interest-only reduced documentation loans as compared to $182.9 million and $48.8 million, respectively, at December 31, 2013.

The following table is a comparison of our delinquent loans by class at December 31:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
2014
One- to four-family first mortgages:
Amortizing	$243,560	$111,420	$741,901	$1,096,881	$17,297,338	$18,394,219	$33,383
Interest-only	30,256	12,507	99,779	142,542	2,731,482	2,874,024	—
Multi-family and commercial mortgages	2,782	4,743	1,543	9,068	93,255	102,323	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:
Fixed-rate second mortgages	272	71	1,253	1,596	70,713	72,309	—
Home equity lines of credit	1,077	252	3,765	5,094	99,278	104,372	—
Other	589	118	3,595	4,302	13,248	17,550	—

Total	$278,536	$129,111	$852,013	$1,259,660	$20,305,314	$21,564,974	$33,383

2013
One- to four-family first mortgages:
Amortizing	$274,303	$132,910	$903,485	$1,310,698	$18,912,746	$20,223,444	$132,844
Interest-only	34,277	21,283	135,228	190,788	3,457,944	3,648,732	—
Multi-family and commercial mortgages	1,384	5,983	3,189	10,556	15,115	25,671	—
Construction loans	—	—	294	294	—	294	—
Consumer and other loans:
Fixed-rate second mortgages	484	129	1,412	2,025	84,054	86,079	—
Home equity lines of credit	1,389	1,163	3,895	6,447	102,103	108,550	—
Other	58	45	1,741	1,844	18,215	20,059	—

Total	$311,895	$161,513	$1,049,244	$1,522,652	$22,590,177	$24,112,829	$132,844

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

During 2014, we sold a pool of $112.1 million of non-performing residential mortgage loans guaranteed by the FHA back to the financial institution that originally sold the loans to the Bank. The sale of the non-performing loan pool was in accordance with the repurchase right with respect to loans that become non-performing that the financial institution exercised pursuant to the terms of the original sale and servicing agreement between the Bank and the financial institution. As consideration for the sale of the non-performing loans, the Bank received from the financial institution an amount equal to 100% of the outstanding unpaid principal balance of the loans, plus all accrued and unpaid interest on the loans. The Bank may sell additional loans to the financial institution in the future, in the event the financial institution exercises its repurchase right with respect to any additional non-performing FHA loans.

Notes to Consolidated Financial Statements

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans at December 31:

	2014		2013
	Total loans	Non-performing Loans	Total loans	Non-performing Loans
New Jersey	42.4%	42.6%	42.5%	44.2%
New York	27.8	27.8	27.1	24.1
Connecticut	14.6	7.8	14.9	8.0

Total New York metropolitan area	84.8	78.2	84.5	76.3

Pennsylvania	4.8	1.5	4.9	2.4
Massachusetts	2.0	1.8	1.8	1.6
Virginia	1.6	1.9	1.8	2.3
Illinois	1.5	4.7	1.6	4.8
Maryland	1.6	5.2	1.7	4.7
All others	3.7	6.7	3.7	7.9

Total outside New York metropolitan area	15.2	21.8	15.5	23.7

	100.0%	100.0%	100.0%	100.0%

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at December 31:

	2014	2013
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$708,518	$770,641
One-to four-family interest-only loans	99,779	135,228
Multi-family and commercial mortgages	1,543	3,189
Construction loans	177	294
Fixed-rate second mortgages	1,253	1,412
Home equity lines of credit	3,765	3,895
Other loans	3,595	1,741

Total non-accrual loans	818,630	916,400
Accruing loans delinquent 90 days or more (1)	33,383	132,844

Total non-performing loans	$852,013	$1,049,244

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $50.5 million for 2014 as compared to $58.4 million for 2013. Hudson City is not committed to lend additional funds to borrowers on non-accrual status.

Notes to Consolidated Financial Statements

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at December 31:

	2014	2013
	(In thousands)
Troubled debt restructurings:
Current	$137,249	$108,413
30-59 days	20,344	19,931
60-89 days	17,079	17,407
90 days or more	157,744	176,797

Total troubled debt restructurings	$332,416	$322,548

The following table presents loan portfolio class modified as troubled debt restructurings during the years ended December 31, 2014 and 2013. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts at December 31, 2014 and 2013, respectively:

	2014			2013
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(In thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	980	$341,398	$291,404	933	$318,908	$281,481
Interest-only	59	35,025	31,257	55	35,226	31,564
Multi-family and commercial mortgages	3	8,650	5,441	2	7,029	7,029
Consumer and other loans	36	4,594	4,314	24	2,672	2,474

Total	1,078	$389,667	$332,416	1,014	$363,835	$322,548

Notes to Consolidated Financial Statements

Loans individually evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans individually evaluated for impairment by class at December 31:

	Recorded	Unpaid		Average	Interest
	Investment,	Principal	Related	Recorded	Income
	Net of Allowance	Balance	Allowance	Investment	Recognized
	(In thousands)
2014
One-to four-family amortizing loans	$291,404	$337,174	$—	$295,986	$7,496
One-to four-family interest-only loans	31,257	35,732	—	31,447	936
Multi-family and commercial mortgages	5,525	9,039	126	7,033	359
Construction loans	177	292	—	293	—
Consumer and other loans	3,971	4,314	343	4,367	109

Total	$332,334	$386,551	$469	$339,126	$8,900

2013
One-to four-family amortizing loans	$281,481	$319,783	$—	$301,291	$7,013
One-to four-family interest-only loans	31,564	35,924	—	33,398	854
Multi-family and commercial mortgages	8,002	9,289	414	8,307	368
Construction loans	181	294	113	295	—
Consumer and other loans	2,411	2,474	63	2,575	108

Total	$323,639	$367,764	$590	$345,866	$8,343

The following is an analysis of the ALL at December 31:

	2014	2013	2012
	(In thousands)
Balance at beginning of year	$276,097	$302,348	$273,791

Charge-offs	(60,661)	(87,854)	(87,100)
Recoveries	23,381	25,103	20,657

Net charge-offs	(37,280)	(62,751)	(66,443)

Provision for loan losses	(3,500)	36,500	95,000

Balance at end of year	$235,317	$276,097	$302,348

Notes to Consolidated Financial Statements

The following table presents the activity in our ALL by portfolio segment at the year indicated.

	One-to four- Family Mortgages	Multi- family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2012	$295,096	$1,937	$1,116	$4,199	$302,348

Provision for loan losses	38,380	(1,132)	(1,003)	255	36,500
Charge-offs	(87,288)	—	—	(566)	(87,854)
Recoveries	25,073	—	—	30	25,103

Net charge-offs	(62,215)	—	—	(536)	(62,751)

Balance at December 31, 2013	$271,261	$805	$113	$3,918	$276,097

Provision for loan losses	(5,867)	2,281	2	84	(3,500)
Charge-offs	(57,348)	(2,515)	(115)	(683)	(60,661)
Recoveries	22,816	—	—	565	23,381

Net charge-offs	(34,532)	(2,515)	(115)	(118)	(37,280)

Balance at December 31, 2014	$230,862	$571	$—	$3,884	$235,317

Loan portfolio:
Balance at end of year
Individually evaluated for impairment	$322,661	$5,651	$177	$4,314	$332,803
Collectively evaluated for impairment	20,945,582	96,672	—	189,917	21,232,171
Allowance
Individually evaluated for impairment	$20,413	$126	$—	$343	$20,882
Collectively evaluated for impairment	210,449	445	—	3,541	214,435

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at December 31, 2014. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of December 31, 2014, approximately 84.8% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Illinois and Maryland, accounted for 4.8%, 2.0%, 1.6%, 1.5%, and 1.6%, respectively of total loans. The remaining 3.7% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, weak labor market conditions, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for

Notes to Consolidated Financial Statements

which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 12.1% during 2014 as compared to 13.6% during 2013.

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $20.4 million at December 31, 2014, which is intended to capture the risks that the net present value calculation did not account for such as changes in collateral, unemployment and other environmental factors.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Economic conditions in our primary market area continued to improve modestly during 2014 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate which, while improving, remains elevated. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

7. Banking Premises and Equipment, net

A summary of the net carrying value of banking premises and equipment at December 31 is as follows:

	2014	2013
	(In thousands)
Land	$5,806	$5,806
Buildings	56,112	56,004
Leasehold improvements	47,042	46,947
Furniture, fixtures and equipment	105,927	103,933

Total acquisition cost	214,887	212,690
Accumulated depreciation	(158,254)	(147,337)

Total banking premises and equipment, net	$56,633	$65,353

Amounts charged to net occupancy expense for depreciation of banking premises and equipment and amortization of intangible assets amounted to $11.4 million, $10.5 million and $8.2 million in 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

Hudson City has entered into non-cancelable operating lease agreements with respect to banking premises and equipment. It is expected that many agreements will be renewed at expiration in the normal course of business. Future minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year	Amount
(In thousands)
2015	$10,845
2016	10,715
2017	10,369
2018	10,245
2019	10,071
Thereafter	82,651

Total	$134,896

Net occupancy expense included gross rental expense for bank premises of $12.8 million, $12.7 million, and $12.5 million in 2014, 2013, and 2012, respectively, and rental income of $271,000, $330,000, and $342,000 for the same respective years.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $152.5 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2014 and concluded that goodwill was not impaired. In addition, we do not believe that any events, circumstances or triggering events occurred since our annual impairment test which would have indicated that goodwill and other intangible assets required reassessment. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2014.

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

Notes to Consolidated Financial Statements

9. Deposits

Deposits at December 31 are summarized as follows:

	2014			2013
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Savings	$1,055,298	5.45%	0.15%	$1,009,237	4.70%	0.15%
Noninterest-bearing demand	665,100	3.43	—	661,221	3.08	—
Interest-bearing demand	2,116,447	10.92	0.24	2,208,985	10.29	0.24
Money market	4,154,310	21.44	0.20	5,188,632	24.16	0.20
Time deposits	11,385,389	58.76	1.16	12,404,254	57.77	1.19

Total deposits	$19,376,544	100.00%	0.76%	$21,472,329	100.00%	0.77%

Time deposits of $100,000 or more amounted to $4.77 billion and $5.12 billion at December 31, 2014 and 2013, respectively. Interest expense on time deposits of $100,000 or more for the years ended December 31, 2014, 2013 and 2012 was $58.4 million, $65.2 million, and $72.5 million, respectively. Included in noninterest-bearing demand accounts are mortgage escrow deposits of $79.7 million and $85.8 million at December 31, 2014 and 2013, respectively.

Scheduled maturities of time deposits at December 31, 2014 are as follows:

Year	Amount
(In thousands)
2015	$7,339,620
2016	2,968,881
2017	560,275
2018	348,268
2019 and thereafter	168,345

Total	$11,385,389

Notes to Consolidated Financial Statements

10. Borrowed Funds

Borrowed funds at December 31 are summarized as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
FHLB	$—	—%	$800,000	4.53%
Other brokers	6,150,000	4.44	6,150,000	4.44

Total securities sold under agreements to repurchase	6,150,000	4.44	6,950,000	4.45
Advances from the FHLB	6,025,000	4.75	5,225,000	4.77

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$64,080		$64,061

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the year	$6,274,932	$6,950,000	$6,950,000

Maximum balance outstanding at any month-end during the year	$6,950,000	$6,950,000	$6,950,000

Weighted average rate during the period	4.49%	4.51%	4.52%

FHLB Advances:
Average balance outstanding during the year	$5,900,068	$5,225,000	$6,623,094

Maximum balance outstanding at any month-end during the year	$6,025,000	$5,225,000	$7,875,000

Weighted average rate during the period	4.82%	4.84%	4.02%

Notes to Consolidated Financial Statements

At December 31, 2014, approximately $3.33 billion of our borrowed funds may be put back to us at the discretion of the issuer after an initial no-put period. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

	Borrowings by Scheduled		Borrowings by Earlier of Scheduled
	Maturity Date		Maturity or Next Potential Put Date
		Weighted		Weighted
		Average		Average
Year	Principal	Rate	Principal	Rate
	(Dollars in thousands)
2015	$75,000	4.62%	$3,400,000	4.42%
2016	3,925,000	4.92	3,925,000	4.92
2017	2,475,000	4.39	200,000	4.04
2018	700,000	3.65	500,000	3.54
2019	1,725,000	4.62	1,325,000	4.69
2020	3,275,000	4.53	2,825,000	4.52

Total	$12,175,000	4.59%	$12,175,000	4.59%

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase, at December 31 are as follows:

	2014	2013	2012
	(In thousands)
Amortized cost of collateral:
United States government-sponsored enterprise securities	$3,501,025	$298,190	$—
Mortgage-backed securities	3,766,108	7,886,833	8,672,162

Total amortized cost of collateral	$7,267,133	$8,185,023	$8,672,162

Fair value of collateral:
United States government-sponsored enterprise securities	$3,496,659	$290,194	$—
Mortgage-backed securities	3,864,959	8,045,674	8,991,053

Total fair value of collateral	$7,361,618	$8,335,868	$8,991,053

During 2014, we modified $800.0 million of FHLB repurchase agreements to be FHLB advances. This reduced our collateral requirements related to the repurchase agreements, which use securities as collateral. FHLB advances are secured by a blanket lien on our loan portfolio. The modification resulted in an increase of six basis points in the weighted average cost of the borrowings that were modified.

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on

Notes to Consolidated Financial Statements

February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during 2014. During the third quarter of 2014, the Bank received a partial payment on our non-customer claim of $2.4 million.

At December 31, 2014, we had unused lines of credit available from the FHLB, other than repurchase agreements, of up to $500.0 million. These lines of credit are renewed on an annual basis by the FHLB. Our advances from the FHLB are secured by our investment in FHLB stock and by a blanket security agreement on our loan portfolio. This agreement requires us to maintain as collateral certain qualifying assets (such as one- to-four family residential mortgage loans) with a fair value, as defined, at least equal to 110% of any outstanding advances.

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

Funding of the qualified retirement plan is actuarially determined on an annual basis. It is our policy to fund the qualified retirement plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974. The non-qualified retirement plan, for certain executive officers, is unfunded and had a projected benefit obligation of $28.7 million at December 31, 2014 and $24.0 million at December 31, 2013. Certain health care and life insurance benefits are provided to eligible retired employees (“other benefits”). Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service. The measurement date for year-end disclosure information is December 31 and the measurement date for net periodic benefit cost is January 1.

Notes to Consolidated Financial Statements

The following table shows the change in benefit obligation, the change in plan assets, and the funded status for the retirement plans and other benefits at December 31:

	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$195,138	$207,836	$48,476	$53,959
Service cost	4,105	5,005	998	1,174
Interest cost	9,199	8,495	2,240	2,074
Participant contributions	—	—	201	175
Actuarial loss (gain)	58,344	(19,999)	14,140	(6,083)
Benefits paid	(7,128)	(6,199)	(3,828)	(3,089)
Medicaid subsidy	—	—	—	266

Benefit obligation at end of year	259,658	195,138	62,227	48,476

Change in Plan Assets:
Fair value of plan assets at beginning of year	178,244	160,245	—	—
Actual return on plan assets	15,641	23,509	—	—
Employer contributions	690	689	3,627	2,914
Participant contributions	—	—	201	175
Benefits paid	(7,128)	(6,199)	(3,828)	(3,089)

Fair value of plan assets at end of year	187,447	178,244	—	—

Funded status	$(72,211)	$(16,894)	$(62,227)	$(48,476)

Funded status amounts recognized in the consolidated statements of financial condition at December 31 consist of:

	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Accrued expenses and other liabilities	$72,211	$16,894	$62,227	$48,476

Pre-tax amounts recognized as components of total accumulated other comprehensive income at December 31 consist of:

	Retirement Plans		Other Benefits
	2014	2013	2014	2013
	(In thousands)
Net actuarial loss	$101,354	$46,484	$28,928	$15,565
Prior service cost (credit)	607	838	(14,645)	(16,210)

Total	$101,961	$47,322	$14,283	$(645)

The Society of Actuaries published updated mortality tables in October 2014. These tables reflect recent improvements in longevity and also project future improvements in mortality. The discount rate used to determine our benefit obligation was also reduced to 3.85% for 2014 from 4.75% for 2013. As a result the changes to the mortality table and the discount rate, liabilities on our defined benefit retirement plans increased during 2014. The accumulated benefit obligation for all defined benefit retirement plans was $227.8 million and $172.6 million at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements

Net periodic benefit cost for the years ended December 31 included the following components:

	Retirement Plans			Other Benefits
	2014	2013	2012	2014	2013	2012
	(In thousands)
Net periodic benefit cost:
Service cost	$4,105	$5,005	$4,875	$998	$1,174	$1,113
Interest cost	9,199	8,495	8,697	2,240	2,074	2,275
Expected return on assets	(14,435)	(12,968)	(12,017)	—	—	—
Amortization of:
Net actuarial loss	2,270	5,775	5,759	777	1,160	1,153
Prior service cost (credit)	231	358	358	(1,565)	(1,565)	(1,565)

Net periodic benefit cost	1,370	6,665	7,672	2,450	2,843	2,976
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	57,140	(30,540)	9,619	14,140	(6,083)	1,110
Amortization of net actuarial loss	(2,270)	(5,775)	(5,759)	(777)	(1,160)	(1,153)
Amortization of prior service cost	(231)	(358)	(358)	1,565	1,565	1,565

Total recognized in other comprehensive income	54,639	(36,673)	3,502	14,928	(5,678)	1,522

Total recognized in net periodic benefit cost and other comprehensive income	$56,009	$(30,008)	$11,174	$17,378	$(2,835)	$4,498

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 are $7.0 million and $139,000 respectively. The estimated net actuarial loss and prior service credit for other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 are $1.7 million and $1.6 million, respectively.

The following are the weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Retirement Plans			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	4.00%	4.63%	4.70%	4.00%	4.55%
Expected return on assets	8.25	8.25	8.25	—	—	—
Rate of compensation increase	3.50	3.50	4.00	—	—	—

The following are the weighted-average assumptions used to determine benefit obligations at December 31:

	Retirement Plans		Other Benefits
	2014	2013	2014	2013
Discount rate	3.85%	4.75%	3.90%	4.70%
Rate of compensation increase	3.50	3.50	—	—

The overall expected return on assets assumption is based on the historical performance of the pension fund. The average return over the past ten years was determined for the market value of assets, which is the value used in the calculation of annual net periodic benefit cost.

Notes to Consolidated Financial Statements

The assumed health care cost trend rate used to measure the expected cost of other benefits for 2014 was 8.00%. The rate was assumed to decrease gradually to 4.50% for 2022 and remain at that level thereafter.

A 1% change in the assumed health care cost trend rate would have the following effects on other benefits:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service cost and interest cost	$(96)	$116
Effect on other benefit obligations	(873)	1,345

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

Equity securities held by the Fund include Hudson City Bancorp common stock in the amount of $7.1 million (3.8% of total plan assets) as of December 31, 2014, and $6.6 million (3.7% of total plan assets) as of December 31, 2013. This stock was purchased at an aggregate cost of $6.0 million using a cash contribution made by Hudson City Savings in July 2003. Our plan may not purchase our common stock if, after the purchase, the fair value of our common stock held by the plan equals or exceeds 10% of the fair value of plan assets. We review with the plan administrator the rebalancing of plan assets if the fair value of our common stock held by the plan exceeds 20% of the fair value of the total plan assets.

Notes to Consolidated Financial Statements

The following table presents the fair value of the retirement plan’s assets at the dates indicated by asset class:

		Fair Value Measurements at December 31, 2014
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable
Asset Class	Value	Assets (Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Cash	7,206	7,206	—	—
Guaranteed deposit fund (a)	11,440	—	—	11,440
Equity Securities (b)	98,135	98,135	—	—
Fixed income securities (c)	70,666	—	70,666	—

	$187,447	$105,341	$70,666	$11,440

		Fair Value Measurements at December 31, 2013
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable
Asset Class	Value	Assets (Level 1)	(Level 2)	Inputs (Level 3)
	(In thousands)
Cash	4,014	4,014	—	—
Guaranteed deposit fund (a)	11,669	—	—	11,669
Equity Securities (b)	94,648	94,648	—	—
Fixed income securities (c)	67,913	—	67,913	—

	$178,244	$98,662	$67,913	$11,669

(a)	The Guaranteed Deposit Fund (the “Fund”) is an investment in the general account of the Prudential Retirement Insurance and Annuity Company and represents an insurance claim supported by all general account assets. The Fund’s assets are intermediate-term, high-grade fixed income securities consisting of commercial mortgages, private placement bonds, publicly-traded debt securities and asset-backed securities.
(b)	This class includes a mutual fund that invests primarily in stocks representative of the overall U.S. stock market. The objectives of this mutual fund is to outperform the U.S. stock markets. This class also includes $7.1 million and $6.6 million of Hudson City Bancorp, Inc. common stock at December 31, 2014 and 2013, respectively.
(c)	This class includes investments in U.S. Treasuries, MBSs issued by GSEs, investment-grade corporate bonds and sovereign debt.

The following table presents a reconciliation of Level 3 assets measured at fair value at December 31:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Guaranteed Deposit Fund
	2014	2013
Beginning balance	$11,669	$11,819
Purchases, sales, issuances and settlements (net)	(229)	(150)

Ending balance	$11,440	$11,669

We made contributions of $690,000 and $689,000 to our retirement plans during 2014 and 2013, respectively.

Notes to Consolidated Financial Statements

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the current provisions of the plans.

	Retirement	Other
Year	Plans	Benefits
	(In thousands)
2015	$8,543	$3,104
2016	9,222	3,372
2017	9,766	3,538
2018	10,600	3,780
2019	11,305	3,897
2020 through 2024	65,251	21,275

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

The combined outstanding loan principal at December 31, 2014 was $217.7 million. Those shares purchased were pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made. The loan will be repaid and the shares purchased will be allocated to employees in equal installments of 962,185 shares per year over a forty-year period. The annual allocation of shares is based on the ratio of a participant’s eligible compensation, as defined in the ESOP document, as a percentage of total eligible compensation of all participants in the ESOP. Dividends on allocated and unallocated shares, to the extent that they exceed the scheduled principal and interest payments on the ESOP loan, are paid to participants in cash.

Through December 31, 2014, a total of 14,733,069 shares have been allocated or committed to be allocated to participants. Unallocated ESOP shares held in suspense totaled 28,865,539 at December 31, 2014 and had a fair value of $292.1 million. ESOP compensation expense for the years ended December 31, 2014, 2013 and 2012 was $9.3 million, $8.5 million, and $6.8 million, respectively.

The ESOP restoration plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental cash payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan. We accrue for these benefits over the period during which employees provide services to earn these benefits. At December 31, 2014 and 2013, we had accrued $20.0 million and $19.8 million, respectively for the ESOP restoration plan. Compensation expense (benefit) related to this plan amounted to $241,000, $(1.8) million and $(2.3) million in 2014, 2013 and 2012, respectively.

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

In June 2006, our shareholders approved the Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (the “SIP”) authorizing us to grant up to 30,000,000 shares of common stock. In July 2006, the Compensation Committee of the Board of Directors of Hudson City Bancorp (the “Committee”), authorized grants to each non-employee director, executive officers and other employees to purchase shares of the Company’s common stock, pursuant to the 2006 SIP. Grants of stock options made through December 31, 2010 pursuant to the 2006 SIP amounted to 23,120,000 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 6,067,500 have vesting periods ranging from one to five years and an expiration period of ten years. The remaining 17,052,500 shares have vesting periods ranging from two to three years if certain financial performance measures are met. The financial performance measures for each of these awards, other than the performance stock options granted in 2010 (“2010 grants”), were met so we recorded compensation expense for these awards accordingly. One of the two performance measures related to the 2010 option grants was not met so the Company recorded expense for only half of the 2010 option grants. The options that did not vest are included in forfeitures in the table below.

In April 2011, our shareholders approved the Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan (the “2011 SIP”) authorizing us to grant up to 28,750,000 shares of common stock including 2,070,000 shares remaining under the 2006 SIP. During 2011, the Committee authorized stock option grants (the “2011 option grants”) pursuant to the 2011 SIP for 1,618,932 options at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices. Of these options, 1,308,513 will vest between April 2014 and July 2014 if certain financial performance measures are met and employment continues through the vesting date (the “2011 Performance Options”). The remaining 310,419 options vested in April 2012. The 2011 option grants have an expiration period of ten years. The performance measures for the 2011 Performance Options have been met and we have recorded compensation expense for those grants accordingly. No stock options were granted during 2014, 2013 and 2012.

Compensation expense related to our outstanding stock options amounted to $282,000, $942,000 and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during those years, is presented below:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	25,402,955	$13.02	27,775,857	$12.97	28,825,986	$12.77
Granted	—	—	—	—	—	—
Exercised	(11,900)	9.50	(222,510)	6.32	(702,545)	5.56
Forfeited	(3,031,599)	12.02	(2,150,392)	12.99	(347,584)	12.05

Outstanding at end of year	22,359,456	$13.16	25,402,955	$13.02	27,775,857	$12.97

Shares issued upon the exercise of stock options are issued from treasury stock. Hudson City has an adequate number of treasury shares available for sale for future stock option exercises. The total intrinsic value of the options exercised during 2014, 2013 and 2012 was $6,000, $530,000, and $1.1 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2014:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Of Options	Contractual	Exercise	Of Options	Exercise
Outstanding	Life	Price	Exercisable	Price
383,724	1 month	11.17	383,724	11.17
7,747,500	1.5 years	12.76	7,747,500	12.76
350,000	2 years	13.35	350,000	13.35
2,970,000	2 years	13.78	2,970,000	13.78
3,525,000	3 years	15.69	3,525,000	15.69
350,000	3 years	18.84	350,000	18.84
50,000	3 years	12.00	50,000	12.00
350,000	4 years	12.81	350,000	12.81
2,805,000	4 years	12.03	2,805,000	12.03
1,950,000	5 years	13.12	1,950,000	13.12
300,000	5 years	13.47	300,000	13.47
37,500	5.5 years	12.10	37,500	12.10
1,338,919	6 years	9.50	1,338,919	9.50
51,813	6 years	8.33	51,813	8.33
150,000	6 years	9.77	150,000	9.77

22,359,456		$13.16	22,359,456	$13.16

The total intrinsic value of the options outstanding was $976,000 as of December 31, 2014. At December 31, 2014, there were no unvested option awards and no unearned compensation costs related to stock option awards.

Notes to Consolidated Financial Statements

d) Restricted Stock Plans

Hudson City Bancorp granted stock awards pursuant to the RRP established in January 2000 and the SIP established in January 2006. Expense for stock awards is recognized ratably over the vesting period based on the fair value of the common stock on the grant date. No stock awards have been granted pursuant to the 2011 SIP.

The RRP were authorized, in the aggregate, to purchase not more than 14,901,480 shares of common stock, and have purchased 14,887,855 shares on the open market at an average price of $2.91 per share. Generally, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2014, common stock that had not been awarded under the RRP totaled 13,625 shares.

During 2009, the Committee granted performance-based stock awards (the “2009 stock awards”) pursuant to the 2006 SIP for 847,750 shares of our common stock. These shares were issued from treasury stock and were scheduled to vest in annual installments over a three-year period if certain performance measures were met and employment continued through the vesting date. These performance measures were met and we recorded compensation expense for the 2009 stock awards over the vesting period based on the fair value of the shares on the grant date which was $12.03. In addition to the 2009 stock awards, grants were made in 2010 (the “2010 stock awards”) pursuant to the 2006 SIP for 18,000 shares of our common stock. Expense for the 2010 stock awards is recognized over the vesting period of three years and is based on the fair value of the shares on the grant date which was $13.12. Total compensation expense for the restricted stock plans amounted to $79,000 for the year ended December 31, 2012.

A summary of the status of the granted, but unvested shares under the RRP and SIP Plan as of December 31, and changes during those years, is presented below:

	2012
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at beginning of period	294,584	$12.07
Granted	—	—
Vested	(288,584)	12.05
Forfeited	(6,000)	13.12

Outstanding at end of period	—	$—

The per share weighted-average vesting date fair value of the shares vested during 2012 was $6.83.

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

Notes to Consolidated Financial Statements

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

Stock unit awards were made in 2012 (the “2012 stock unit awards”) pursuant to the 2011 SIP for a total of $12.7 million, or stock units of 1,768,681 shares. The 2012 stock unit awards to employees vest if service continues through the third anniversary of the awards and certain financial performance measures are met. The 2012 stock unit awards include stock units of 974,528 shares that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. The 2012 stock unit awards also included variable performance stock units (“VPUs”) of 718,826 shares which will be settled, if vested, in shares of our common stock on the third anniversary of the awards. Half of each VPU award is conditioned on the ranking of the total shareholder return of the Company’s common stock over the calendar years 2012 to 2014 against the total shareholder return of a peer group of 50 companies and the other half was conditioned on the Company’s attainment of return on tangible equity measures for the calendar year 2012. Based on the level of performance of each award, between 0% and 150% of the VPUs may vest. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized regardless of whether the market conditions are met. Based on performance through December 31, 2014, the Company has determined that no more than 128% of the VPUs subject to the total shareholder return condition may vest upon continued service through their vesting dates. Based on performance through December 31, 2012, the Company has determined that no more than 60.25% of the VPUs subject to the return on tangible equity condition may vest upon continued service through their vesting dates.

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

Notes to Consolidated Financial Statements

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

Stock unit awards were made in March 2014 (the “2014 stock unit awards”) pursuant to the 2011 SIP for a total of $13.2 million, or stock units of 1,417,951 shares. The 2014 stock unit awards include 1,363,470 shares granted to employees in March 2014 that will be settled, if vested, in shares of our common stock on the third and sixth anniversaries of the awards. These awards vest in annual installments, subject to continued service through January 1, 2015, 2016 and 2017 and our achievement of certain financial performance measures. Attainment of these measures has been certified by the Committee in 2015. The remaining 53,851 stock unit awards, which were granted to outside directors, vest on continued service through March 2015 and will be settled upon such director’s resignation from the Board of Directors. These awards will be settled, if vested, in shares of our common stock on the final vesting date.

The fair values of the 2014 and 2013 stock unit awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
	VPUs	VPUs
HCBK closing price	$9.43	$8.36
Expected volatility	27.00%	28.00%
Risk-free interest rate	0.92%	0.72%
Remaining term (in years)	2.68	2.41
Fair value of VPUs granted	$9.35	$8.21

Expense attributable to the stock unit awards amounted to $10.8 million, $9.6 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

A summary of the status of the granted, but unvested shares under the SIP Plan as of December 31, and changes during those years, is presented below:

	Stock Unit Awards
	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of period	4,282,146	$8.16	2,764,372	$8.07	1,024,891	$9.75
Granted	1,417,591	9.35	1,672,639	8.21	1,768,681	7.13
Vested	(775,016)	9.31	—	—	—	—
Forfeited	(840,623)	8.20	(154,865)	7.13	(29,200)	9.71

Outstanding at end of period	4,084,098	$8.34	4,282,146	$8.16	2,764,372	$8.07

f) Incentive Plans

A tax-qualified profit sharing and savings plan is maintained based on Hudson City’s profitability. All employees are eligible after one year of employment and the attainment of age 21. Expense related to this plan was $1.0 million, $4.5 million, and $2.3 million in 2014, 2013 and 2012, respectively.

Certain incentive plans are maintained to recognize key executives who are able to make substantial contributions to the long-term success and financial strength of Hudson City. At the end of each performance period, the value of the award is determined in accordance with established criteria. Participants can elect cash payment or elect to defer the award until retirement. The expense related to these plans was $5.0 million, $10.1 million, and $10.2 million in 2014, 2013 and 2012, respectively.

12. Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains
	(losses) on securities	Postretirement
	available for sale	Benefit Plans	Total
	(In thousands)
Balance at December 31, 2012	$122,629	$(52,659)	$69,970

Other comprehensive income (loss) before reclassifications	(84,158)	21,662	(62,496)
Amounts reclassified from accumulated other comprehensive (loss) income	(4,527)	3,389	(1,138)

Other comprehensive (loss) income	(88,685)	25,051	(63,634)

Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Other comprehensive income (loss) before reclassifications	36,314	(42,161)	(5,847)
Amounts reclassified from accumulated other comprehensive (loss) income	(51,876)	1,013	(50,863)

Other comprehensive (loss) income	(15,562)	(41,148)	(56,710)

Balance at December 31, 2014	$18,382	$(68,756)	$(50,374)

Notes to Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the years ended December 31:

Details about Accumlated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income			Line Item in the Statement of Income
	2014	2013	2012
Securities available for sale:
Net realized gain on securities available for sale	$(87,605)	$(7,653)	$—	Gain on securities transaction, net
Income tax expense	35,729	3,126	—	Income tax expense

Net of income tax expense	(51,876)	(4,527)	—

Postretirement benefit pension plans:
Amortization of prior service cost	(1,334)	(1,207)	(1,207)	(a)
Amortization of net actuarial loss	3,047	6,935	6,912	(a)

Total before income tax expense	1,713	5,728	5,705
Income tax expense	(700)	(2,339)	(2,330)	Income tax expense

Net of income tax expense	1,013	3,389	3,375

Total reclassifications	$(50,863)	$(1,138)	$3,375

(a)	These items are included in the computation of net periodic pension cost. See Employee Benefit Plans footnote for additional disclosure.

13. Income Taxes

Income tax expense is summarized as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Federal:
Current	$77,173	$113,620	$108,900
Deferred	9,807	(13,735)	27,619

Total federal	86,980	99,885	136,519

State:
Current	7,148	3,012	157
Deferred	10,900	17,152	27,963

Total state	18,048	20,164	28,120

Total income tax expense	105,028	120,049	164,639

Not included in the above table are deferred income tax benefit (expense) of $39.2 million, $43.9 million, and $(20.9) million for 2014, 2013 and 2012, respectively, which represent the deferred income taxes relating to the changes in accumulated other comprehensive income (loss).

Notes to Consolidated Financial Statements

The amounts reported as income tax expense vary from the amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	2014	2013	2012
	(Dollars in thousands)
Net income before income tax expense	$262,993	$305,265	$413,782
Statutory income tax rate	35%	35%	35%

Computed expected income tax expense	92,048	106,843	144,824
State income taxes, net of federal income tax expense	11,731	13,107	18,278
ESOP fair market value adjustment	1,154	902	292
Merger-related expenses	235	242	2,125
Dividends on allocated ESOP shares	(645)	(677)	(1,050)
Other, net	505	(368)	170

Income tax expense	$105,028	$120,049	$164,639

The net deferred tax asset consists of the following at December 31:

	2014	2013
	(In thousands)
Deferred tax asset:
Allowance for loan losses	$95,637	$111,900
State operating loss carryforward	43,437	51,278
Postretirement benefits	67,370	39,054
Non-qualified benefit plans	54,306	56,238
ESOP expense	15,096	13,995
Interest on non-accrual loans	45,153	46,136
Other	18,063	21,848

Total deferred tax assets	339,062	340,449

Deferred tax liabilities:
Postretirement benefits	19,939	19,916
Net unrealized gain on securities available for sale	12,637	23,384
Other	894	1,396

Total deferred tax liabilities	33,470	44,696

Net deferred tax asset (included in other assets)	$305,592	$295,753

The net deferred tax asset represents the anticipated federal and state tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Federal deferred tax assets are recoverable due to the two year loss carryback period for federal purposes. During 2013, the Company received $364.9 million in tax refunds related to our net loss for 2011. State deferred tax assets, including the state net operating loss are dependent upon the Company’s taxable income in future periods. In management’s opinion, in view of Hudson City’s previous, current and projected future earnings trends, such net deferred tax asset will more likely than not be fully realized. Accordingly, no valuation allowance was deemed to be required at December 31, 2014 and 2013.

Current accounting guidance provides for the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Accrued estimated penalties and interest on unrecognized tax benefits were approximately $1.8 million at both December 31, 2014 and 2013. Estimated penalties and interest of $(1,000), $(798,000) and $234,000 are included in income tax expense at December 31, 2014, 2013, and 2012, respectively. The Company’s tax returns are subject to examination in the normal course by federal and state tax authorities for the years 2010 through 2014.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2014	2013
	(In thousands)
Balance at January 1	$6,838	$6,880
Additions based on tax positions related to the current year	566	244
Reductions for tax positions of prior years	(814)	(286)

Balance at December 31	$6,590	$6,838

Retained earnings at December 31, 2014 included approximately $58.0 million for which no deferred income taxes have been provided. This amount represents the base year allocation of income to bad debt deduction for tax purposes. Under FASB guidance, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that the amount will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in excess of Hudson City Savings’ current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. The unrecognized deferred tax liability with respect to our base-year deduction amounted to $23.5 million at December 31, 2014 and 2013.

On March 31, 2014, New York tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget. The new legislation went into effect on January 1, 2015. Portions of the new legislation will result in significant changes in the method of calculation of income taxes for banks and thrifts operating in New York State, including changes to (1) future period tax rates and (2) rules related to the sourcing of revenue. At this time, we expect the changes to the New York tax code will cause our effective tax rate to increase. The amount of such increase will depend on the amount of revenues that are sourced to New York State under the new legislation, which can be expected to fluctuate over time. The changes in the tax code had an immaterial effect on the carrying value of the Company’s net deferred tax asset at March 31, 2014 (the date the legislation was signed into law).

14. Fair Value Measurements and Disclosures

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at December 31, 2014 and 2013. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Notes to Consolidated Financial Statements

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by GSEs. The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $17.4 million and $7.1 million at December 31, 2014 and 2013, respectively, for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2014 and 2013.

	Fair Value at December 31, 2014 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$2,963,304	$—	$2,963,304	$—
U.S. government-sponsored enterprises debt	3,593,649	—	3,593,649	—

Total available for sale debt securities	$6,556,953	$—	$6,556,953	$—

Available for sale equity securities:
Financial services industry	$17,396	$17,396	$—	$—

Total available for sale equity securities	17,396	17,396	—	—

Total available for sale securities	$6,574,349	$17,396	$6,556,953	$—

Notes to Consolidated Financial Statements

	Fair Value at December 31, 2013 using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$7,167,555	$—	$7,167,555	$—
U.S. government-sponsored enterprises debt	290,194	—	290,194	—

Total available for sale debt securities	$7,457,749	$—	$7,457,749	$—

Available for sale equity securities:
Financial services industry	$7,089	$7,089	$—	$—

Total available for sale equity securities	7,089	7,089	—	—

Total available for sale securities	$7,464,838	$7,089	$7,457,749	$—

Assets that were measured at fair value on a non-recurring basis at December 31, 2014 and 2013 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with FASB guidance amounted to $332.8 million and $324.2 million at December 31, 2014 and 2013, respectively. Based on this evaluation, we established an ALL of $469,000 and $590,000 for those same respective periods. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Impaired loans for which the carrying value exceeded the fair value and which are recorded at fair value at December 31, 2014 and 2013 amounted to $156.2 million and $138.2 million, respectively. For impaired loans that are collateral dependent, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted of one-to four-family properties at December 31, 2014 and 2013 and amounted to $80.0 million and $70.4 million, respectively. Foreclosed real estate for which the carrying value exceeded fair value and which are recorded at fair value at December 31, 2014 and 2013 amounted to $22.1 million and $16.9 million, respectively.

Notes to Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value, included in the Consolidated Statements of Financial Condition, of our assets measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013.

	Fair Value Measurements at December 31, 2014 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$156,194	$(6,415)
Foreclosed real estate	—	—	22,116	(5,770)

	Fair Value Measurements at December 31, 2013 using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$138,171	$(3,100)
Foreclosed real estate	—	—	16,867	(5,370)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014.

Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
Impaired loans	$156,194	Net Present Value	Discount rate	Varies
		Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies
Foreclosed real estate	22,116	Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

The estimated fair value of Hudson City’s financial instruments is summarized as follows at December 31:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$122,484	$122,484	$133,665	$133,665
Federal funds sold and other overnight deposits	6,163,082	6,163,082	4,190,809	4,190,809
Investment securities held to maturity	39,011	41,593	39,011	42,727
Investment securities available for sale	3,611,045	3,611,045	297,283	297,283
Federal Home Loan Bank of New York stock	320,753	320,753	347,102	347,102
Mortgage-backed securities held to maturity	1,272,137	1,356,160	1,784,464	1,888,823
Mortgage-backed securities available for sale	2,963,304	2,963,304	7,167,555	7,167,555
Loans	21,428,812	22,641,662	23,942,212	25,245,987
Liabilities:
Deposits	19,376,544	19,437,546	21,472,329	21,590,537
Borrowed funds	12,175,000	13,525,813	12,175,000	13,621,332

15. Regulatory Matters

Hudson City Savings is subject to comprehensive regulation, supervision and periodic examination by the OCC. Deposits at Hudson City Savings are insured up to the standard limits of coverage provided by the Deposit Insurance Fund (“DIF”) of the FDIC.

On March 30, 2012, the Bank entered into the Bank MOU with the OCC. The Company also entered into the Company MOU with the FRB on April 24, 2012. On February 26, 2015, the OCC terminated the Bank MOU. See Note 1 to the consolidated financial statements for a description of these regulatory agreements.

OCC regulations require federally chartered savings banks, such as Hudson City Savings, to maintain minimum capital ratios. At December 31, 2014, Hudson City Savings was in compliance with all applicable capital requirements.

The following table sets forth information regarding Hudson City Savings’ actual capital amounts and ratios and the regulatory capital requirements applicable to Hudson City Savings at the dates indicted:

			OCC Requirements
			Minimum Capital		For Classification as
	Bank Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Tangible capital	$4,262,696	11.74%	$544,721	1.50%	n/a	n/a
Leverage (core) capital	4,262,696	11.74	1,452,590	4.00	$1,815,737	5.00%
Total-risk-based capital	4,457,171	28.75	1,240,172	8.00	1,550,215	10.00
December 31, 2013
Tangible capital	$4,145,444	10.82%	$574,791	1.50%	n/a	n/a
Leverage (core) capital	4,145,444	10.82	1,532,777	4.00	$1,915,971	5.00%
Total-risk-based capital	4,361,710	25.31	1,378,687	8.00	1,723,359	10.00

Notes to Consolidated Financial Statements

The OCC may take certain supervisory actions under the prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On or prior to December 31, 2014, under the OCC regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10.0% or greater and its Tier 1 risk-based capital ratio is 6.0% or greater, and its leverage ratio is 5.0% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2014, Hudson City Savings met the applicable requirements to be considered “well capitalized”.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk-weightings and other factors.

Pursuant to the Reform Act, the Agencies issued rules that subject many savings and loan holding companies, including Hudson City Bancorp, to consolidated capital requirements. The rules also revise the quantity and quality of required minimum risk-based and leverage capital requirements applicable to Hudson City Bancorp and Hudson City Savings, consistent with the Reform Act and the Basel III capital standards. In doing so, the new capital rules add a new common equity Tier 1 risk-based capital ratio of 4.5% and increase the minimum Tier 1 risk-based capital ratio from 4.0% to 6.0%. The new capital rules also add a requirement to maintain a minimum capital conservation buffer, or Conservation Buffer, of 2.50% of risk-weighted assets, which will be phased in over a four year period from January 1, 2016 to January 1, 2019, to be applied to the new common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital.

Pursuant to the new minimum capital rules, to be well capitalized, an insured depository institution must maintain a total risk-based capital ratio of 10.0% or more, a Tier 1 capital ratio of 8.0% or more, a common equity Tier 1 capital ratio of 6.5% or more and a leverage ratio of 5.0% or more.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for Hudson City Bancorp and Hudson City Savings on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

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

Notes to Consolidated Financial Statements

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

At December 31, 2014, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $44.9 million and $7.4 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $175.7 million, $2.2 million, and $157,000, respectively. At December 31, 2013, Hudson City Savings had variable- and fixed-rate first mortgage loan commitments to extend credit of approximately $127.0 million and $36.3 million, respectively; commitments to purchase fixed-rate first mortgage loans of $140,000; and unused home equity, overdraft and commercial/construction lines of credit of approximately $151.9 million, $1.6 million, and $2.3 million, respectively. These commitment amounts are not included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

Notes to Consolidated Financial Statements

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

17. Parent Company Only Financial Statements

Set forth below are the condensed financial statements for Hudson City Bancorp, Inc.:

Statements of Financial Condition

	December 31, 2014	December 31, 2013
	(In thousands)
Assets:
Cash and due from subsidiary bank	$133,727	$134,040
Investment in subsidiary	4,426,376	4,386,310
ESOP loan receivable	217,671	220,791
Other assets	3,636	1,435

Total Assets	$4,781,410	$4,742,576

Shareholders’ Equity:
Total shareholders’ equity	4,781,410	4,742,576

Total Liabilities and Shareholders’ Equity	$4,781,410	$4,742,576

Notes to Consolidated Financial Statements

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income:
Dividends received from subsidiary	$80,000	$100,000	$160,000
Interest on ESOP loan receivable	11,040	11,188	11,329
Interest on deposit with subsidiary	202	251	352

Total income	91,242	111,439	171,681
Expenses	1,343	3,088	7,279

Income before income tax expense and equity in undistributed net income of subsidiary	89,899	108,351	164,402
Income tax expense	3,696	3,540	3,774

Income before equity in undistributed net income of subsidiary	86,203	104,811	160,628
Equity in undistributed net income of subsidiary	71,762	80,405	88,515

Net income	$157,965	$185,216	$249,143

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$157,965	$185,216	$249,143
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(71,762)	(80,405)	(88,515)
Increase in other assets	(2,201)	(1,435)	—
(Decrease) increase in accrued expenses	—	(4,061)	210

Net Cash Provided by Operating Activities	84,002	99,315	160,838

Cash Flows from Investing Activities:
Principal collected on ESOP loan	3,120	2,972	2,830

Net Cash Provided by Investing Activities	3,120	2,972	2,830

Cash Flows from Financing Activities:
Purchases of treasury stock	—	—	(427)
Purchases of vested stock awards surrendered for withholding taxes	(2,960)	—	—
Exercise of stock options	113	1,408	3,905
Cash dividends paid on unallocated ESOP shares and unvested deferred shared awards	(4,383)	(6,158)	(10,161)
Cash dividends paid	(80,205)	(99,511)	(158,793)

Net Cash Used in Financing Activities	(87,435)	(104,261)	(165,476)

Net Decrease in Cash Due from Bank	(313)	(1,974)	(1,808)
Cash Due from Bank at Beginning of Year	134,040	136,014	137,822

Cash Due from Bank at End of Year	$133,727	$134,040	$136,014

Notes to Consolidated Financial Statements

18. Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2014 and 2013.

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$312,539	$299,205	$287,620	$268,352
Interest expense	180,203	181,523	182,682	181,171

Net interest income	132,336	117,682	104,938	87,181
Provision for loan losses	—	—	(3,500)	—

Net interest income after provision for loan losses	132,336	117,682	108,438	87,181
Non-interest income	17,758	21,184	23,938	47,505
Non-interest expense	79,713	73,108	70,045	70,163

Income before income tax expense	70,381	65,758	62,331	64,523
Income tax expense	27,860	26,576	25,205	25,387

Net Income	$42,521	$39,182	$37,126	$39,136

Basic earnings per share	$0.09	$0.08	$0.07	$0.08

Diluted earnings per share	$0.09	$0.08	$0.07	$0.08

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$366,065	$347,509	$326,298	$321,309
Interest expense	188,682	187,656	186,885	185,445

Net interest income	177,383	159,853	139,413	135,864
Provision for loan losses	20,000	12,500	4,000	—

Net interest income after provision for loan losses	157,383	147,353	135,413	135,864
Non-interest income	2,533	9,588	13,456	13,512
Non-interest expense	81,255	76,621	78,488	73,473

Income before income tax expense	78,661	80,320	70,381	75,903
Income tax expense	30,730	31,598	27,647	30,074

Net income	$47,931	$48,722	$42,734	$45,829

Basic earnings per share	$0.10	$0.10	$0.09	$0.09

Diluted earnings per share	$0.10	$0.10	$0.09	$0.09

Notes to Consolidated Financial Statements

19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$157,965	$185,216	$249,143
Less: Income allocated to participating securities	(390)	—	—

Net income available to common shareholders	$157,575	$185,216	$249,143

Basic weighted average common shares outstanding	499,005,091	497,793,895	496,570,311
Effect of dilutive common stock equivalents	1,148,274	276,902	34,498

Diluted weighted average common shares outstanding	500,153,365	498,070,797	496,604,809

Basic EPS	$0.32	$0.37	$0.50
Diluted EPS	$0.32	$0.37	$0.50

Common stock equivalents exclude options to purchase 22,359,456 shares, 25,351,142 shares and 24,036,905 shares of the Company’s common stock which were outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, as their inclusion would be anti-dilutive.

20. Recent Accounting Pronouncements

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

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and in August 2014 the FASB issued ASU 2014-14, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in ASU 2014-04 clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in ASU 2014-04 went into effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption was permitted and entities could elect to adopt a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on our financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Denis J. Salamone, our Chairman and Chief Executive Officer and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hudson City’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria and we identified no material weakness requiring corrective action with respect to those controls.

Hudson City’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report appears on page 115.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and the corporate governance of the Company is presented under the headings “Proposal 1—Election of Directors -General,” “-Who Our Directors Are,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Executive Officers,” “-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial expert serving on the audit committee, is presented under the heading “Corporate Governance – Meetings of the Board of Directors and its Committees” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available on our website at www.hcbk.com, and will be provided free of charge by contacting Susan Munhall, Investor Relations, at (201) 967-8290.

Item 11. Executive Compensation

Information regarding executive compensation is presented under the headings “Compensation Discussion and Analysis ,” “-Compensation of Executive Officers and Directors-,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “-Compensation Committee Report” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding equity compensation plans is presented under the heading “Compensation of Executive Officers and Directors – Compensation Plans” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in Hudson City Bancorp’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders or will be included in an amendment or amendments to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

2.1	Amended and Restated Plan of Conversion and Reorganization of Hudson City, MHC, Hudson City Bancorp, Inc. and Hudson City Savings Bank (1)

2.2	Agreement and Plan of Merger by and between Hudson City Bancorp, Inc. and Sound Federal Bancorp, Inc. (2)

2.3	Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (22)

2.4	Amendment No. 1 to the Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (25)

2.5	Amendment No. 2 to the Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (26)

2.6	Amendment No. 3 to the Agreement and Plan of Merger by and among M&T Bank Corporation, Hudson City Bancorp, Inc. and Wilmington Trust Corporation (29)

3.1	Amended and Restated Certificate of Incorporation of Hudson City Bancorp, Inc. (15)

3.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (4)

4.1	Certificate of Incorporation of Hudson City Bancorp, Inc. (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of Hudson City Bancorp, Inc. (See Exhibit 3.2)

4.3	Form of Stock Certificate of Hudson City Bancorp, Inc. (3)

10.1	Employee Stock Ownership Plan of Hudson City Savings Bank (Incorporating amendments No. 1,2,3,4,5, 6 and 7) (17)

10.2A	Profit Incentive Bonus Plan of Hudson City Savings Bank Adoption Agreement No. 1 (5)

10.2B	Profit Incentive Bonus Plan of Hudson City Savings Bank (5)

10.3	Form of Amended and Restated Two-Year Change in Control Agreement by and among Hudson City Savings Bank and Hudson City Bancorp, Inc. and certain officers (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (13)

10.4	Severance Pay Plan of Hudson City Savings Bank (3)

10.5	Hudson City Savings Bank Outside Directors Consultation Plan (3)

10.6	Hudson City Bancorp, Inc. 2000 Stock Option Plan (6)

10.8	Hudson City Bancorp, Inc. Denis J. Salamone Stock Option Plan (7)

10.9	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Ronald E. Butkovich (8)

10.10	Hudson City Bancorp, Inc. 2005 Employment Inducement Stock Program with Christopher Nettleton (8)

10.11	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Denis J. Salamone (13)

10.12	Amended and Restated Employment Agreement between Hudson City Savings Bank and Denis J. Salamone (13)

10.13	Executive Officer Annual Incentive Plan of Hudson City Savings Bank (12)

10.14	Amended and Restated Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.15	Amended and Restated Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.16	Amended and Restated Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.17	Form of Amended and Restated Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.18	Loan Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.19	Promissory Note between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.20	Pledge Agreement by and between Employee Stock Ownership Plan Trust of Hudson City Savings Bank and Hudson City Bancorp, Inc. (9)

10.21	Form of Assignment between Employee Stock Ownership Plan Trust and Hudson City Bancorp, Inc. (9)

10.22	Hudson City Bancorp, Inc. 2006 Stock Incentive Plan (10)

10.23	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (11)

10.24	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (11)

10.25	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (11)

10.26	Amended Benefit Maintenance Plan of Hudson City Savings Bank*

10.27	Summary of Material Terms of Directed Charitable Contribution Program (11)

10.28	Summary of Director Compensation (20)

10.29	Directors’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)

10.30	Officers’ Deferred Compensation Plan of Hudson City Bancorp, Inc. (13)

10.31	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance-Based Restricted Stock Award Notice (14)

10.32	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Performance Stock Option Agreement (5)

10.33	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Retention Stock Option Agreement (5)

10.34	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Director Stock Option Agreement (5)

10.35	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Restricted Stock Award Notice (16)

10.36	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice (16)

10.37	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Employees (18)

10.38	Form of Hudson City Bancorp, Inc. 2006 Stock Incentive Plan Deferred Stock Unit Award Notice Non-employee Directors (18)

10.39	Hudson City Bancorp, Inc. Amended & Restated 2011 Stock Incentive Plan (19)

10.40	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Variable Deferred Stock Unit Award Notice Employees (21)

10.41	Letter Agreement with Denis J. Salamone dated December 24, 2012 (23)

10.42	Form of Letter Agreement with Officer dated December 24, 2012 (23)

10.43	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit Award Notice for Employees (24)

10.44	Form of Hudson City Bancorp, Inc. Amended and Restated 2011 Stock Incentive Plan Deferred Stock Unit award Notice for Employees (24)

10.45	Letter Agreement with Denis J. Salamone dated October 21, 2014 (27)

10.46	Form of Letter Agreement with Executive Vice President dated October 9, 2014 (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (27)

10.47	Form of Letter Agreement with Senior Vice President dated October 9, 2014 (together with Schedule pursuant to Instruction 2 of Item 601 of Regulation S-K) (27)

10.48	Employment Agreement between Hudson City Bancorp, Inc. and Anthony J. Fabiano (28)

10.49	Employment Agreement between Hudson City Savings Bank and Anthony J. Fabiano (28)

10.50	Letter Agreement with Ronald E. Hermance, Jr. dated December 24, 2012 (23)

10.51	Amended and Restated Employment Agreement between Hudson City Bancorp, Inc. and Ronald E. Hermance, Jr. (13)

10.52	Amended and Restated Employment Agreement between Hudson City Savings Bank and Ronald E. Hermance, Jr. (13)

21.1	Subsidiaries of Hudson City Bancorp, Inc.*

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements. *

(1)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-122989 on Form S-3 filed with the Securities and Exchange Commission on February 25, 2005, as amended.
(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.
(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-74383 on Form S-1, filed with the Securities and Exchange Commission on March 15, 1999, as amended.
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2014.
(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.
(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-95193 on Form S-8, filed with the Securities and Exchange Commission on January 21, 2000.
(7)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Registration Statement No. 333-114536 on Form S-8, filed with the Securities and Exchange Commission on April 16, 2004.
(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

(10)	Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 28, 2006.
(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.
(12)	Incorporated herein by reference to the Proxy Statement No. 000-26001 filed with the Securities and Exchange Commission on March 18, 2010.
(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.
(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 8, 2009.
(15)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on October 11, 2012.
(16)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011.
(17)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011.
(18)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 5, 2011.
(19)	Incorporated herein by reference to the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on March 17, 2011.
(20)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission on May 10, 2012.
(21)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on November 9, 2012.
(22)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012.
(23)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.
(24)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 8, 2013.
(25)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
(26)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2013.
(27)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 7, 2014.
(28)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2014.
(29)	Incorporated herein by reference to the Exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paramus, New Jersey, on March 2, 2015.

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

NAME	TITLE	DATE
/s/ Denis J. Salamone	Director, Chairman and Chief Executive Officer	March 2, 2015
Denis J. Salamone	(Principal Executive Officer)

/s/ Anthony J. Fabiano	Director, President and Chief Operating Officer	March 2, 2015
Anthony J. Fabiano

/s/ Michael W. Azzara	Director	March 2, 2015
Michael W. Azzara

/s/ William G. Bardel	Director	March 2, 2015
William G. Bardel

/s/ Scott A. Belair	Director	March 2, 2015
Scott A. Belair

/s/ Victoria H. Bruni	Director	March 2, 2015
Victoria H. Bruni

/s/ Cornelius E. Golding	Director	March 2, 2015
Cornelius E. Golding

/s/ Donald O. Quest	Director	March 2, 2015
Donald O. Quest

/s/ Joseph G. Sponholz	Director	March 2, 2015
Joseph G. Sponholz