Form 10-K/A
period 2014-12-31
HUDSON CITY BANCORP INC
filed 2015-04-30
CIK 921847

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

As of April 23, 2015, the registrant had 741,466,555 shares of common stock, $0.01 par value, issued and 529,530,968 shares outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $4,635,705,602. This figure was based on the closing price by the NASDAQ Global Market for a share of the registrant’s common stock, which was $9.83 as reported by the NASDAQ Global Market on June 30, 2014.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Hudson City Bancorp, Inc. on Form 10-K/A (“Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission on March 2, 2015 (“Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K.

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

Name (1)	Age (2)	Director Since	Term Expires	Positions Held at Hudson City Bancorp
Denis J. Salamone	62	2001	2015	Director, Chairman and Chief Executive Officer
Anthony J. Fabiano	54	2014	2015	Director, President and Chief Operating Officer
Michael W. Azzara	68	2002	2015	Director
Victoria H. Bruni	73	1996	2015	Director
Donald O. Quest, M.D.	75	1983	2015	Director
Joseph G. Sponholz	71	2002	2015	Director
Cornelius E. Golding	67	2010	2015	Director
William G. Bardel	75	2003	2015	Director
Scott A. Belair	67	2004	2015	Director

(1)	Mr. Ronald E. Hermance, Jr., Hudson City Bancorp’s Chairman and Chief Executive Officer, passed away on September 11, 2014. On September 16, 2014, the Board of Directors filled the vacancy caused by Mr. Hermance’s passing by appointing Mr. Anthony J. Fabiano to serve as a director.
(2)	As of May 1, 2015.

Directors

Denis J. Salamone has served as Chairman of the Board and Chief Executive Officer of Hudson City Bancorp and Hudson City Savings since September 2014. Mr. Salamone previously served as President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings from December 2010 to September 2014. Prior to assuming these positions, Mr. Salamone served as Senior Executive Vice President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings from January 1, 2002 and prior to that time served as Senior Executive Vice President since October 2001. He was elected to the Board in October 2001. Prior to joining the Company, Mr. Salamone had a 26 year career with the independent accounting firm of PricewaterhouseCoopers LLP, where he had been a partner for 16 years. Immediately prior to joining Hudson City Bancorp, Mr. Salamone was the Global Financial Services leader for Audit and Business Advisory Services, and a member of the PricewaterhouseCoopers eighteen member board of partners. Mr. Salamone is a member of the American Institute of CPAs and a member of the New York State Society of CPAs. He graduated in 1975 with a B.S. in Accounting from St. Francis College where he is currently a member of its Board of Trustees. Mr. Salamone served as Acting Chairman and Chief Executive Officer of Hudson City Bancorp and Hudson City Savings during Mr. Hermance’s medical leave in 2012.

Mr. Salamone has 39 years of experience in the financial services industry. Prior to joining the Company, for 26 years Mr. Salamone served a clientele consisting of many banks and investment banks as a professional advisor. As a partner at a major accounting firm working with financial institutions, Mr. Salamone developed a depth of knowledge in areas of accounting, risk management, internal control, regulatory compliance and operational efficiency and effectiveness which are a valuable asset to the Board. Mr. Salamone’s skills, experience and knowledge strengthen the Board’s collective knowledge, capabilities and experience.

Anthony J. Fabiano has served as President and Chief Operating Officer of Hudson City Bancorp and Hudson City Savings since September 2014. Mr. Fabiano has served as the principal accounting officer of Hudson City Bancorp and Hudson City Savings since April 2011. Mr. Fabiano previously served as Executive Vice President, Finance and Administration from July 2012 until September 2014. He previously served as Senior Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2010 to June 2012. He previously served as First Vice President/Finance of Hudson City Savings and Hudson City Bancorp from January 2007 to December 2009. Mr. Fabiano also served as the Vice President and Treasurer of each of Hudson City Preferred Funding and Sound REIT, Inc. from January 2008 to December 2011 and served as the Secretary and Director of HudCiti Service Corp. from January 2008 to September 2014 and currently serves as the Vice President and Director. Immediately prior to joining the Company, Mr. Fabiano was the Senior Vice President, Chief Financial Officer and Corporate Secretary of Sound Federal Bancorp

from January 2001 to July 2006, and the Vice President and Chief Financial Officer of Sound Federal Bancorp from July 1998 to December 2000. Mr. Fabiano was the Senior Vice President and Chief Financial Officer of MSB Bancorp, Inc. from July 1992 to June 1998 and was employed by KPMG from August 1982 until June 1992 in the audit practice. Mr. Fabiano is a CPA and is a member of the American Institute of CPAs and the New York State Society of CPAs. Mr. Fabiano is a graduate of Manhattan College and the National School of Banking at Fairfield University.

Mr. Fabiano has 33 years of experience in the financial services industry. Mr. Fabiano brings to his position a long history of senior management and leadership experience both at Hudson City Savings and other thrift institutions. Mr. Fabiano has developed a depth of knowledge in the areas of accounting and finance, as well as regulatory compliance and bank administration. Mr. Fabiano’s skills, experience and knowledge strengthen the Board’s collective knowledge, capabilities and experience.

Michael W. Azzara has been a part-time Senior Consultant with the executive search and consulting firm of Foley Proctor Yoskowitz since October 2003. He is the retired President and Chief Executive Officer of Valley Health System, a regional health care provider comprised of The Valley Hospital in Ridgewood, New Jersey, Valley Home Care and the Valley Health Medical Group, a position he held from 1997 to his retirement in 2003. Prior to assuming such position, Mr. Azzara served as President and Chief Executive Officer of The Valley Hospital. Mr. Azzara serves on the Board of Trustees of Rutgers University and as Chair of the Advisory Board to the Dean of the School of Arts and Sciences at Rutgers University. He also serves on the Board of Trustees of the non-profit Bergen Volunteer Medical Initiative. Mr. Azzara had served on the Board of Directors of Ridgewood Savings Bank for 13 years until its purchase by another community bank. A graduate of Rutgers University, he has a Masters degree from Cornell Graduate School of Business and Public Administration. Mr. Azzara is also a Life Fellow of the American College of Health Care Executives.

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

Cornelius E. Golding was the Senior Vice President and Chief Financial Officer of Atlantic Mutual Insurance Company, where, among other responsibilities, he oversaw the corporate investment portfolio, a position he held from August 1994 to his retirement in September 2003. Previously, from 1981 to 1994, Mr. Golding served in various management and executive positions at Atlantic Mutual Insurance Company, including Senior Vice President and Comptroller, Vice President and Comptroller and Vice President-Internal Audit. Prior to joining Atlantic Mutual Insurance Company, Mr. Golding served as the Vice President of Ideal Mutual Insurance Company in 1979 and as the Assistant Controller of AIG, a position he held from December 1979 to March 1980. From 1974 to 1979 Mr. Golding served in various positions at Crum & Forster, including Assistant Controller and from 1972 to 1974 Mr. Golding was employed by the Robert Stigwood Organization. Prior to 1972, Mr. Golding worked for the independent accounting firm of Price Waterhouse (now PricewaterhouseCoopers) as an auditor. Mr. Golding serves on the Board of Directors of United Automobile Insurance Group where he is a member of the Corporate Governance Committee, Audit Committee and Investment Committee. Mr. Golding also serves on the Board of Directors of Retrophin Inc. (a public company listed on the NASDAQ Global Market) where he is chairman of the Audit Committee, and as Trustee of the John A. Forster Trust. Mr. Golding previously served on the Board of Directors of Neurologix, Inc. where he was Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Golding previously served on the Board of Directors of Somerset Hills Bancorp and National Atlantic Holdings Corporation. Mr. Golding is a retired CPA and a member of the American Institute of CPAs and a member of the New York State Society of CPAs. A graduate of St. John Fisher College, Mr. Golding holds an MBA from Fairleigh Dickenson University. Mr. Golding is also a graduate of the Advanced Education Program at the Wharton School of the University of Pennsylvania.

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

Joseph G. Sponholz is a retired Vice Chairman of Chase Manhattan Bank, a position he held from 1997 to his retirement in 2000. Prior to assuming the position of Vice Chairman, Mr. Sponholz had served as Chief Administrative Officer of Chase Manhattan Bank. Serving as a member of Chase’s Executive Committee, Mr. Sponholz spearheaded Chase’s Internet efforts as leader of Chase.com. Prior to its merger with Chase, he served as Chief Financial Officer and Chief Technology Officer at Chemical Bank as part of a 20 year career at that institution and its successor. Prior to joining Chemical Bank, Mr. Sponholz spent 7 years, including two years as a Partner, at the financial advisory firm of Booz Allen Hamilton. Mr. Sponholz currently serves as a member on the Board of Directors of the Bedford Stuyvesant Restoration Corp, in Brooklyn, New York. A graduate of Fordham University, Mr. Sponholz holds an MBA in Finance from New York University. Mr. Sponholz served as the Board’s lead independent director from 2008 until March 31, 2012, and currently serves as the Chairman of the Company’s Audit Committee.

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

Executive Officers

In addition to Messrs. Salamone and Fabiano, Hudson City Bancorp and Hudson City Savings have the following executive officers:

Louis J. Beierle, age 63, has been a Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2011. He is currently responsible for the internal audit function of both Hudson City Savings and Hudson City Bancorp, having been appointed Director of Internal Audit in January 2007. Mr. Beierle previously served as First Vice President from 2004 through 2010, and as a Vice President from 1993 to 2004, during which time he served in various roles, including assisting in the preparation for Hudson City Bancorp’s initial public offering and the development of the Investor Relations department, as well as serving as the Compliance Officer. Mr. Beierle joined Hudson City Savings in 1993 as Vice President/Special Projects. Prior to joining Hudson City Savings, Mr. Beierle was Chief Financial Officer of Montclair Savings Bank, a position he held from 1989 to 1993, and a Senior Manager in the financial institutions practice of KPMG Peat Marwick from 1980 to 1989. Mr. Beierle is a member of the American Institute of CPAs and the New Jersey Society of CPAs. A graduate of Montclair State College, Mr. Beierle holds an MBA from Rutgers University.

Ronald J. Butkovich, age 65, has been Senior Vice President of Hudson City Savings and Hudson City Bancorp since April 2004. He is responsible for the development of the Long Island Region. Mr. Butkovich joined Hudson City Savings in 2004. He formerly served as Operations/Retail Banking officer of Southold Savings Bank on Long Island, New York for 16 years and the Director of Real Estate, Branch Development, and Construction for North Fork Bank for 16 years. Mr. Butkovich has served on various industry, community, and civic associations including treasurer of the Southold Fire Department since 1978. Mr. Butkovich earned his undergraduate degree at the State University of New York at Albany and is a graduate of the National School of Savings Banks and a graduate of the Executive Development Program at Fairfield University.

V. Barry Corridon, age 66, joined Hudson City Savings in 1970. He has been Senior Vice President of Mortgage Servicing of Hudson City Savings since January 2000 and Senior Vice President of Hudson City Bancorp since January 2004. He previously served as First Vice President of Mortgage Servicing of Hudson City Savings from 1995 to 2000 and as a Vice President from 1982 to 1995. He is responsible for the administration of our mortgage portfolio, supervision of new loan set-up, post-closing, payoffs, mortgage accounting, collections and foreclosures. Mr. Corridon was President of the Mortgage Bankers Association of New Jersey in 1995. He is a former President of the Mortgage Bankers Association’s Educational Foundation. Mr. Corridon is an emeritus member of WOODLEA/PATH Advisory Council of Children’s Aid and Family Services. He earned his undergraduate degree at Fairleigh Dickinson University and is also a graduate of the Graduate School of Savings Banking at Brown University and the Executive Development Program at Fairfield University.

Michael Daly, age 62, joined Hudson City Savings on December 5, 2011 as a First Vice President and Director of Interest Rate Risk Management. Mr. Daly was promoted to Senior Vice President, effective July 1, 2012. Prior to joining Hudson City Savings, Mr. Daly worked at State Street Corporation in its Global Treasury function as Vice President and Head of Quantitative Research. He was also previously employed at JPMorgan Chase in its mortgage banking division as Vice President, Risk Management and Valuation Control. Mr. Daly was awarded a Ph.D. in Economics from Temple University (Philadelphia, PA). He also holds an M.A. degree in Economics from Georgetown University (Washington, D.C.).

Tracey A. Dedrick, age 58, joined Hudson City Savings and Hudson City Bancorp in July of 2011 as Executive Vice President and Chief Risk Officer. From January 2010 to February 2011, Ms. Dedrick served as the Treasurer of PineBridge Investments, an asset management company with $83 billion in assets under management where her responsibilities included managing Treasury, Investor Relations and Risk Management. Ms. Dedrick was employed by MetLife, the largest insurance company in the United States, from June 2001 until September 2009, where she served as Assistant Treasurer from June 2001 until July 2004, charged with the responsibility for building a treasury function for the recently demutualized company as well as managing the capital, liquidity and interest rate risk in the $500 billion balance sheet. At MetLife, Ms. Dedrick served as the Senior Vice President and Head of Market Risk from July 2007 until September 2009 where she was charged with the task of implementing a new economic capital and market risk model used to successfully measure the market risk of the entire balance sheet for the first time. Ms. Dedrick earned her undergraduate degree at the University of Minnesota. .

James A. Klarer, age 62, joined Hudson City Savings in 1976. He has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2005. He previously served as First Vice President of Hudson City Savings from 2002 to 2004, and as a Vice President from 1992 to 2002. Mr. Klarer also served as Secretary of HudCiti Service Corp., a subsidiary of Hudson City Savings, from January 1993 to January 2008. He is responsible for real estate development, branch expansion, insurance, purchasing and general services. Mr. Klarer also manages the disposition of ORE properties. Mr. Klarer is a former member of the Institute of Real Estate Management (IREM) and is a current member of the Building Owners and Managers Association (BOMA). He is a graduate of William Paterson College.

James C. Kranz, age 66, has been Executive Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Financial Officer of Hudson City Savings and Hudson City Bancorp from January 2007 to October 2007, and as Senior Vice President and Investment Officer of Hudson City Savings from January 2000 to January 2007, and as Senior Vice President of Hudson City Bancorp from January 2004 to 2006. He maintains oversight of the entire accounting and finance functions as well as primary execution responsibility for investments and borrowings. Mr. Kranz joined Hudson City Savings in 1983. Mr. Kranz serves on the Asset and Liability Management Committee of the New Jersey Bankers Association. Mr. Kranz has an undergraduate degree and an MBA from Lehigh University. He is a graduate of the Graduate School of Savings Banking at Brown University.

William J. LaCalamito, age 55, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President – Retail Banking of Hudson City Savings and Hudson City Bancorp from July 2006 to December 2011. Immediately prior to joining the Company, Mr. LaCalamito was Vice President and Regional Manager of Sound Federal Bancorp, Inc., a position he held from July 2000 to July 2006. Mr. LaCalamito was the Chief Operating Officer, President, Corporate Secretary and Director of Peekskill Financial Corporation from December 1995 to July 2000. From October 1988 to December 1995, Mr. LaCalamito served in various officer capacities at First Federal Savings and Loan Association of Peekskill. Mr. LaCalamito was employed by KPMG from July 1981 until October 1988 in the audit practice. Mr. LaCalamito is a CPA and earned his undergraduate degree and an MBA from Pace University.

Thomas E. Laird, age 62, joined Hudson City Savings in 1974. He has served as Executive Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp since October 2007. He previously served as Senior Vice President and Chief Lending Officer of Hudson City Savings and Hudson City Bancorp from January 2002 to September 2007, Senior Vice President of Hudson City Bancorp since January 2004 and Senior Vice President and Mortgage Officer from January 2000 to 2002. Prior to that, he served as First Vice President and Mortgage Officer from 1991 to 2000. His primary job responsibilities encompass oversight of the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. Mr. Laird holds an undergraduate degree from St. Peter’s University and is a graduate of the National School of Banking at Fairfield University. Mr. Laird was actively involved from 1989 to 1999 on the Wanaque Board of Education, having served for two terms as Board President. He has also been active in the New Jersey Bankers Association. He is a former member of the Board of Governors of the Mortgage Bankers Association of New Jersey and a former board member of the Dover Housing Development Corporation.

Christopher L. Mahler, age 54, has worked for Hudson City Savings since 1982 in various capacities related to retail banking, mortgage servicing and mortgage originations. Since January 2010, Mr. Mahler has served as Senior Vice President – Mortgage Lending of Hudson City Savings and Hudson City Bancorp. His primary job responsibilities encompass the full range of managerial duties for loan review, compliance and credit analysis functions, including adherence to policies and procedures of the institution and applicable regulatory and governmental agencies. He previously served as First Vice President and Mortgage Officer of Hudson City Savings and Hudson City Bancorp from December 2003 to December 2009 and Vice President from January 1992 to December 2002. Additionally, Mr. Mahler has served as President and Director of Hudson City Preferred Funding since its incorporation in May 2000 and President and Director of Sound REIT, Inc. since 2006. Hudson City Preferred Funding and Sound REIT, Inc. are both subsidiaries of Hudson City Savings. Mr. Mahler graduated from Providence College in Rhode Island with a B.S. degree. He received his MBA from Saint Peter’s University in New Jersey. He also graduated from the Graduate School of Banking at Fairfield University. Mr. Mahler has been a member of the Mortgage Bankers Association of New Jersey, serving on both the Affordable Housing Committee as well as the Conventional Loan Committee. He is also active with the Community Bankers Association of New Jersey. Mr. Mahler also had been active with Bergen County Habitat for Humanity having served three years on its board of directors as well as Vice President and Chairman of the Construction Committee.

Michael McCambridge, age 52, joined Hudson City Savings in 1986 and has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2010. He previously served as First Vice President of Hudson City Savings and Hudson City Bancorp from 2003 to 2009, and as Vice President from 1998 to 2002. Mr. McCambridge is responsible for asset/liability management reports including income and growth forecasting. He also manages the borrowing portfolio and is responsible for daily cash management. Prior to this, Mr. McCambridge was responsible for the financial and regulatory reporting of Hudson City Bancorp and Hudson City Savings. Mr. McCambridge received a B.A. from the University of Delaware and a B.S. in accounting from Ramapo College of New Jersey. Mr. McCambridge is a member of the American Institute of CPAs and a member of the New Jersey Society of CPAs.

Ken McIntyre, age 54, has served as Senior Vice President — Commercial Real Estate of Hudson City Savings and Hudson City Bancorp since April 2014. Prior to joining the Company, Mr. McIntyre served as the Managing Principal of Passport Real Estate LLC, a company founded in 2012 that provided commercial real estate consulting services to Hudson City Savings Bank from September of 2013 until April of 2014. Previously, he served as a Managing Director at MetLife Real Estate Investments from October of 2002 until September of 2012. While at MetLife, Mr. McIntyre served as a member of the Investment Committee for Commercial Mortgages and was the Senior Real Estate Officer for MetLife Bank. Mr. McIntyre has over 30 years of experience in credit and commercial real estate originations and has held positions at multiple financial institutions, including Chase, UBS and GE Capital. Mr. McIntyre holds a Certified Retail Property Executive Certification (CRX) from the International Council of Shopping Centers (ICSC). He graduated from Florida A&M University with a BS degree in Economics.

Joseph Michalik, age 53, has been a Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2015. He is currently responsible for the development and implementation of Hudson City Savings’ credit risk management program. Mr. Michalik previously served as First Vice President from 2012 to December 2014. Prior to joining Hudson City Savings, Mr. Michalik served as a founding member of the management team of MetLife Bank, NA from 2001 through 2012. During his tenure, he served as the MetLife Bank’s Senior Credit Officer, head of Commercial Credit Risk Management and as Chief Credit Officer responsible for all credit and lending functions of MetLife Bank. Prior to joining MetLife Bank, Mr. Michalik served as a Senior Vice President and Deputy General Manager of the credit department of an international bank for five years and was employed for four years in the Corporate Finance Group of Viacom, four years as Director of Information Systems/chief information & technology officer of the New York State Department of Banking (now part of the New York State Department of Financial Services) and four years as a Bank Examiner and Financial Analyst at the Federal Reserve Bank of New York. Mr. Michalik holds a B.A. in Economics from St. Peter’s University and an M.B.A. in Finance from New York University Graduate School of Business (Stern).

J. Christopher Nettleton, age 59, has served as Senior Vice President of Hudson City Savings and Hudson City Bancorp since January 2012. He previously served as First Vice President from 2005 to 2011 and as Vice President from 2004 to 2005. Mr. Nettleton is responsible for the management of the Human Resources function. Prior to joining the Company, he worked in the Human Resources department of Ingersoll Rand, Promus Hotels and other major companies for 20 years. Mr. Nettleton has served on various community and civic associations. He holds an undergraduate degree from Arizona State University. Mr. Nettleton is a member of the American Institute of CPAs.

Veronica A. Olszewski, age 55, has served as Senior Vice President, Treasurer and Corporate Secretary of Hudson City Bancorp and Hudson City Savings since June 2007. She previously served as Senior Vice President and Corporate Secretary of Hudson City Bancorp and Hudson City Savings from January 2004 to June 2007, Senior Vice President from January 2002 to December 2003, First Vice President from January 2000 to December 2001 and Vice President and Assistant Auditor from March 1997 to December 1999. Ms. Olszewski joined Hudson City Savings in 1980. She is responsible for the functions of Corporate Secretary, special projects and strategic planning. Ms. Olszewski is a member of the American Institute of CPAs and a member of the New Jersey Society of CPAs. Ms. Olszewski is also a member of the American Society of Corporate Governance Professionals. She is a graduate of Jersey City State College.

Donna Orlich, age 51, has been a Senior Vice President of Hudson City Bancorp and Hudson City Savings since January 2015. She is currently the Chief Information Officer of Hudson City Savings and Hudson City Bancorp. Ms. Orlich previously served as First Vice President from 2013 to December 2014. Prior to joining Hudson City Savings, Ms. Orlich was employed by Société Générale from 1992 to 2013, during which time she served in various roles, including Head of Operations Transformation/Change Management, Head of Data Management and Technology Chief of Staff and Head of Strategy & Architecture. Ms. Orlich holds a bachelors degree from the Wharton School of Business of the University of Pennsylvania.

Steven M. Schlesinger, age 59, joined Hudson City Savings in 1978. He has served as Senior Vice President of Information Services of Hudson City Bancorp and Hudson City Savings since January 2009. He previously served as First Vice President of Information Services of Hudson City Savings and Hudson City Bancorp from 2003 to 2008 and Vice President from 1989 to 2003. He is responsible for the Information Services department and has over 39 years of progressive experience in information technology including operations, programming, systems and data communication. He holds an AAS degree in Computer Sciences and graduated from the National School of Banking at Fairfield University.

Dennis J. Valentovic, age 63, joined Hudson City Savings in 1976. He has served as Senior Vice President, Retail Banking of Hudson City Savings and Hudson City Bancorp since February 2012. He previously served as First Vice President from 2005 to January 2012. Prior to that, Mr. Valentovic served as a Regional Vice President based in Jersey City for 15 years after having been the manager of a succession of retail branch offices. Mr. Valentovic is responsible for branch administration and oversees the activities of the retail support departments. He is a former member of the Board of Trustees of the Bloomfield Public Library, having served several terms as both Treasurer and President. Mr. Valentovic holds an undergraduate degree from Colgate University and is a graduate of the National School of Banking at Fairfield University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires Hudson City Bancorp’s executive officers and directors, and persons who own more than 10% of Hudson City Bancorp common stock to file with the Securities and Exchange Commission reports of ownership and changes of ownership. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish Hudson City Bancorp with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Hudson City Bancorp believes that all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with for 2014, except for one Form 4 that was filed on behalf of J. Christopher Nettleton and one Form 4 that was filed on behalf of Christopher Mahler. Although they were filed timely, these forms contained inadvertent clerical errors relating to one transaction each. Amended Form 4s have been filed for Mr. Nettleton and Mr. Mahler to correct these clerical errors.

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

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2014, the following directors served as members of the Compensation Committee: Mr. Azzara, Mr. Belair and Dr. Quest, with Mr. Belair serving as Chairman. None of the members was, during 2014, an officer or employee of Hudson City Bancorp or Hudson City Savings; and none of them has formerly been an officer or employee of Hudson City Bancorp or Hudson City Savings. In addition, none of them has any relationship requiring disclosure by us in this Form 10-K/A under the caption “Certain Transactions with Members of Our Board of Directors and Executive Officers.”

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

Donald O. Quest, Member

COMPENSATION DISCUSSION AND ANALYSIS

Private Securities Litigation Reform Act Safe Harbor Statement

This Compensation Discussion and Analysis contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider” “should,” “plan,” “estimate,” “predict,” “continue,” “probable” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained herein that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate, resulting in operational changes or increase our cost of operations;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memorandum of Understanding with the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve;

•	the effects of changes in existing U.S. government or U.S. government sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, acts of terrorism and cyberattacks;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the Merger may not be satisfied or waived, and the Merger Agreement (defined below) with M&T and WTC could be terminated under certain circumstances;

•	outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our written strategic plan (the “Strategic Plan”) in the event the Merger is further delayed or is not completed.

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

Introduction and Explanatory Notes

This section of this Form 10-K/A (i) describes our decision- and policy-making process for executive compensation, (ii) discusses the background and objectives of our compensation programs for executive officers, and (iii) sets forth the material elements of the compensation of the individuals listed below (the “named executive officers”) for 2014.

We note that Mr. Ronald E. Hermance, Jr., the Company’s Chairman of the Board and Chief Executive Officer, passed away on September 11, 2014. Following Mr. Hermance’s passing, Mr. Denis J. Salamone was appointed to succeed Mr. Hermance and serve as Chairman of the Board and Chief Executive Officer. Prior to that time, Mr. Salamone served as the President and Chief Operating Officer. On September 16, 2014, Mr. Anthony J. Fabiano was appointed to succeed Mr. Salamone and serve as President and Chief Operating Officer. Prior to that time, Mr. Fabiano served as Executive Vice President, Finance and Administration.

NAMED EXECUTIVE OFFICERS — 2014

Name	Title
Denis J. Salamone	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Anthony J. Fabiano	President and Chief Operating Officer
James C. Kranz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer
Thomas E. Laird	Executive Vice President and Chief Lending Officer
Ronald E. Hermance, Jr. (deceased)	Former Chairman of the Board and Chief Executive Officer

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

Executive Summary

Our Strategic Goals, Challenges and Accomplishments. Throughout 2014, Hudson City conducted its operations with two primary objectives: continue to pursue the agreed-upon combination with M&T and pursue the prioritized initiatives under its Strategic Plan in accordance with the Bank’s commitments to the OCC. While pursuing these objectives, we continued to focus on our consumer-oriented business model through the origination of one- to four-family mortgage loans. We have traditionally funded this loan production with customer deposits and borrowings. Market interest rates remained at historically low levels during 2014, which provided limited opportunities for the reinvestment of repayments received on our mortgage related assets. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of short-term liquid assets. We believe that while carrying this level of short-term liquid assets adversely impacts our earnings, it better positions our balance sheet for a potential balance sheet restructuring. The delay in the execution of the balance sheet restructuring and our continuing to carry an excess liquidity position is primarily due to the delay in completing the Merger, though a variety of factors are involved in the decision regarding any such restructuring.

On August 27, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with M&T and WTC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into WTC, with WTC continuing as the surviving entity. On four occasions, Hudson City Bancorp and M&T have agreed to extend the date after which either party may elect to terminate the Merger Agreement, with the latest extension being to October 31, 2015. Each extension has been documented by an amendment to the Merger Agreement, and the most recent amendment, Amendment No. 4, provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to October 31, 2015. Amendment No. 4 and applicable provisions from the prior amendments, permit the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its Strategic Plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. There can be no assurances that the Merger will be completed by October 31, 2015 or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Prior to the announcement of the Merger, the Company retained an outside consultant to assist management in developing the Strategic Plan. The operational core of the Strategic Plan is the expansion of our loan and deposit product offerings over time to create more balanced sources of revenue and funding. We believe that the markets in which we operate provide significant opportunities for the Hudson City brand to capture market share in products and services that we have not actively pursued previously. The Strategic Plan includes initiatives such as:

•	origination of residential mortgages for sale to the secondary mortgage market,

•	establishment of a commercial real estate (“CRE”) lending unit,

•	the analysis of a balance sheet restructuring transaction,

•	establishment of a small business banking unit,

•	tactical deposit pricing, and

•	developing a more robust suite of consumer banking products.

Prior to the execution of Amendment No. 1, implementation of the Strategic Plan was suspended pending completion of the Merger. When we announced in April 2013 that additional time would be required to obtain regulatory approval for the Merger, we charted a dual path for Hudson City. We continued to plan for the completion of the Merger, but we also refreshed the Strategic Plan, prioritizing the initiatives that we could achieve during the pendency of the Merger, such as establishing a secondary mortgage market operation and CRE lending business, and proceeded with planning for the implementation of those prioritized initiatives. Given the continued delay in completing the Merger, the Company and M&T have agreed that Hudson City may proceed with the implementation of the Strategic Plan. Many of the initiatives require significant lead time for full implementation and roll-out to our customers. Roll-out of the prioritized initiatives commenced during the second half of 2014 with the initial implementation of the CRE lending initiative. During 2014, the Bank purchased CRE and multi-family loans and interests in such loans.

On March 30, 2012, Hudson City Savings entered into a Memorandum of Understanding with the OCC (the “OCC MOU”), which was substantially similar to and replaced the memorandum of understanding Hudson City Savings entered into with our former regulator, the Office of Thrift Supervision (the “OTS”), on June 24, 2011. In accordance with the OCC MOU, Hudson City Savings adopted and implemented enhanced operating policies and procedures that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan, which establishes objectives for Hudson City Savings’ overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. Based on the work completed by the Bank through year-end 2014, on February 26, 2015, the OCC terminated the OCC MOU.

The Company entered into a separate Memorandum of Understanding with the Federal Reserve (the “Federal Reserve MOU”) on April 24, 2012, which is substantially similar to and replaced the memorandum of understanding the Company entered into with our former regulator, the OTS, on June 24, 2011. The Federal Reserve MOU requires the Company to: (a) obtain approval from the Federal Reserve prior to receiving a capital distribution from Hudson City Savings or declaring a dividend to shareholders and (b) obtain approval from the Federal Reserve prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Federal Reserve MOU, the Company submitted a comprehensive capital plan and a comprehensive earnings plan to the Federal Reserve. The Federal Reserve MOU will remain in effect until modified or terminated by the Federal Reserve.

The delay in completing the Merger has posed unique challenges for Hudson City. The December 2013 amendment of the Merger Agreement to extend the time to complete the Merger caused Hudson City to refocus on the Strategic Plan initiatives while managing the uncertainty associated with the delay of the completion of the Merger, particularly among the employee base. However, preparation for a potential closing in the second half of 2014 resulted in a delay in the pursuit of the Strategic Plan objectives. During 2014, Hudson City continued to experience a challenging operating environment with elevated mortgage prepayments and reduced origination volumes as the result of continued competition from government-sponsored entities. We also faced continuing high regulatory burdens resulting from regulatory reform in the financial services industry and significant additional regulatory scrutiny as a result of the continued delay in the Merger. Management’s response to this operating environment included the following:

•	We continued to be profitable in 2014 on both a core earnings and GAAP basis. However, we experienced further compression in our net interest margin as implementation of the initiatives under our Strategic Plan was delayed in connection with our focus on managing our business in anticipation of the closing of the Merger, and significant funds from mortgage prepayments that could not be deployed in new mortgage originations were placed in cash or cash equivalents, resulting in a significant drag on our earnings.

•	Credit quality improved primarily due to improving economic conditions, increasing home prices, lowered unemployment rates, a decrease in the size of the loan portfolio, a decrease in net charge-offs and a decrease in the amount of total delinquent loans. The decrease in the amount of delinquent loans was largely the result of the sale of a pool of non-performing FHA loans along with the improving market conditions.

•	We continued to substantially advance implementation of enhanced enterprise-wide risk management and compliance functions through systems and policy enhancements, as well as the ongoing use of outside consultants to assist with these enhancements. These actions were significant factors in the OCC terminating the OCC MOU in February 2015 and helped us anticipate and manage a broader range of business-related risks, but have added to our overhead costs and impacted our operating efficiency.

•	We implemented an employee retention program in response to the second extension of the Merger in December 2013 in order to avoid a material drain in talent and resources, and implemented a similar program after the third extension in December 2014. Although we have experienced some employee headcount reductions, all key areas are staffed with new hires or through outsourcing arrangements with consulting firms, assuring continued smooth operation of our business.

•	Despite the fact that the Merger was not completed in 2014, pursuant to Amendment No. 4 and the prior amendments, we continue to have the ability to pursue our prioritized initiatives under our Strategic Plan and to terminate the Merger Agreement in the event M&T is unable to obtain the requisite regulatory approvals.

Shareholder Outreach and Responses to 2013 Advisory Vote on Named Executive Officer Compensation. Due to the extension of the time to complete the Merger, Hudson City Bancorp postponed its 2013 Annual Meeting of Shareholders until December. Following the 2013 Annual Meeting of Shareholders, management successfully conducted a shareholder outreach program regarding Hudson City Bancorp’s executive compensation programs. The investor outreach team consisted of Mr. Fabiano, Ms. Dedrick and our Investor Relations Manager, our Senior Vice President, Human Resources and our Corporate Secretary. The investor outreach team began by identifying the 25 largest shareholders of Hudson City Bancorp, accounting for 62% of the unaffiliated shares outstanding (“USO”), which excludes shares held in the Company’s employee benefit plans and shares held by directors and executive officers. The investor outreach team contacted each of the 25 largest shareholders and was able to arrange calls with 11 shareholders representing 32% of the USO. These discussions focused on governance issues, compensation best practices, aligning executive compensation with performance and peers, and the significant financial, operational and regulatory challenges faced by the Company during the extended pendency of the Merger. Results of the shareholder outreach program were shared with and reviewed by the Compensation Committee and the Board.

The following summarizes the shareholder feedback received and the actions taken in response by the Company for 2014:

Shareholder Feedback	Company Response
Annual executive compensation as disclosed does not appear linked to the Company’s performance.	Annual executive compensation for 2014 was linked to a variety of financial and non-financial performance factors, both formulaically and qualitatively applied. See “Key Elements of the Compensation Package – Cash Incentives.”

Annual executive compensation as disclosed does not appear linked to the Company’s performance in relation to its peers.	The annual cash incentive and equity compensation programs were recalibrated to reduce award opportunities for Messrs. Salamone and Hermance for 2014 to reflect the Company’s smaller size and resulting reduced earnings potential. See “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer a more explicit explanation of the process and factors used in deciding annual cash incentive payments and in exercising discretion over such payments.	A more detailed discussion of this process and the factors considered by the Compensation Committee is included in “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer an annual cash incentive program that is more formula-based and less discretionary	The annual cash incentive program for 2014 was designed to include more explicit performance factors and weightings. See “Key Elements of the Compensation Package – Cash Incentives.”

Shareholders would prefer regular rotation of independent directors as Compensation Committee members and as Committee Chair.	Our Board of Directors appreciates the value of rotation but believes that rotation is not in the best interest of the Company or its shareholders at this time as the Board addresses issues related to the pending Merger.

Shareholders would prefer severance under employment and change in control agreements to be subject to a “double trigger” (triggered only on involuntary termination of employment in connection with a change in control), rather than “single trigger” (triggered on a change in control regardless of whether employment terminates), and not include a tax gross up.	It is the policy of the Company and the Bank not to enter into employment or change in control agreements with single-trigger severance benefits or tax gross ups. Of our current officers, only Mr. Salamone has agreements that provide single-trigger severance benefits and tax gross ups. These agreements were entered into in 2001, and have been amended since only for tax compliance. Further, M&T has notified Mr. Salamone of its intention to terminate his employment upon or shortly after completion of the Merger. As a result, the Compensation Committee believes that the absence of a “double trigger” for Mr. Salamone would have no practical impact in the context of the Merger.

Shareholder feedback on matters not related to executive compensation were referred to the Nominating & Governance Committee and are not addressed in this Compensation Discussion and Analysis.

Key Compensation Policies. The following summarizes certain executive compensation practices the Company has implemented in order to promote the generation of long-term value for shareholders without exposure to excessive risk:

•	Pay for performance: Significant portions of the compensation provided to named executive officers are delivered through variable compensation plans where payouts are contingent on Company and individual performance. In evaluating Company performance, the Compensation Committee takes into account, where it determines applicable, the practical difficulties of operating the Company during the pendency of the Merger, including the limitations placed on the Company pursuant to the terms of the Merger Agreement.

•	Balance of short-term and sustained results: The Company uses a mix of annual and long-term incentives that reinforce attention to established business plans and strategies while balancing long-term risk outcomes.

•	Use of multiple performance measures: The Company’s annual cash incentive plan and equity incentive plan use different threshold performance measures and a designated portion of each named executive officer’s annual cash incentive is determined based on satisfaction of multiple performance measures, to reflect a holistic assessment of performance.

•	Minimum stock ownership and retention guidelines: The Company has adopted stock ownership and retention guidelines to further align the interests of the named executive officers with those of shareholders and to assure that named executive officers retain exposure to the risk outcomes of their actions.

•	Anti-hedging policy: The Company has adopted an anti-hedging policy to reinforce the impact of stock ownership guidelines and equity awards.

•	Clawback policy: The Company has adopted a policy to recoup payments to named executive officers in the event of financial restatements.

•	Pay caps on cash-based awards: The Company uses pay caps on individual cash-based awards to mitigate risk.

•	Use of discretion to reduce payments or awards: The Compensation Committee has the ability to exercise discretion to reduce formula-based pay-for-performance compensation.

•	No special pension credits. The Company has a policy against extra service credits toward pensions. The last time the Company granted such service credits was in 2004.

•	Limited tax gross-ups. The Company does not include tax gross-up provisions in new employment agreements or change in control agreements. Of our current officers, only Mr. Salamone has an agreement that provides a tax gross up. This agreement was entered into in 2001, and has been amended since only for tax compliance.

•	Limited use of single-trigger employment and change in control agreements. The Company does not include single trigger provisions in new employment or change in control agreements. Of our current officers, only Mr. Salamone has agreements that provide single-trigger severance benefits. These agreements were entered into in 2001, and have been amended since only for tax compliance. Further, M&T had notified Mr. Salamone of its intention to terminate his employment upon or shortly after completion of the Merger. As a result, the Compensation Committee believes that the absence of a “double trigger” would have no practical impact in the context of the Merger.

•	Use of independent compensation consultant. The Compensation Committee directly engages an independent, nationally recognized compensation consultant who performs no other services for the Company.

Objectives

The creation of long-term value for our shareholders is highly dependent on the development and execution of our business strategy by our executive officers. Our executive officer compensation program seeks to:

•	attract and retain executive officers with the skills, experience and vision to create and execute a strategy for the prudent and efficient deployment of invested capital and retained earnings in a manner that will create superior long-term, cumulative returns to our shareholders through dividends and stock price appreciation,

•	motivate behavior in furtherance of these goals through an incentive program that appropriately balances short- and long-term performance objectives without encouraging unnecessary or excessive risks, and

•	reward favorable results.

Our executive officer compensation program for 2014 sought to balance incentives created by the often competing objectives of (i) working toward an efficient completion of the Merger and transition to M&T, (ii) managing the disruption created by the extension of time to complete the Merger and (iii) pursuing the prioritized initiatives of the Strategic Plan. With the multiple extensions of the time to complete the Merger during 2013 and 2014, a strictly formula-based link of incentive compensation to performance would have been difficult to accomplish as corporate goals for 2014 were not easily encapsulated in simple financial measures. The extensions of time to complete the Merger created significant stress among all personnel and executive management was required to spend considerable time and effort on both tactical and broad-based retention efforts and employee replacement. In addition, the Compensation Committee was restricted in its ability to significantly alter compensation policies for senior executives as the Compensation Committee believed the executives needed to be focused on the significant challenges created by the Merger and the delay in its completion without the inherent distraction that could arise from a redesign of the compensation programs. Accordingly, the unique merger-related events of 2012, 2013 and 2014 have had a significant influence on the design of our executive compensation program.

We expect that the components of our executive compensation program and their relative significance could change in the future from year to year as circumstances change.

Key Elements of the Compensation Package

In General. Our executive compensation program consists of three key elements: (i) base salary to provide a reasonable level of predictable income; (ii) annual cash incentives to motivate our executives to meet or exceed annual performance objectives derived from our business plan; (iii) long-term incentives to retain talented executives and provide an incentive to maximize shareholder return in the long term. We provide retirement and other termination benefits to address concerns about post-employment income and focus our executives on our current operations and long-term success. We also provide fringe benefits and perquisites that support outside activities that benefit Hudson City. Performance-based compensation opportunities make up a significant portion of each named executive officer’s total annual compensation opportunities. Long-term incentives, with values derived from stock price, make up a majority of the performance-based compensation opportunities.

Compensation Determinations. The Compensation Committee sets pay levels and determines the elements of compensation, and their relative weight in the compensation packages of our named executive officers. The following table summarizes the most significant elements of our named executive officers’ compensation packages and the basis, in addition to cost considerations, on which each has been determined:

Element	Basis of Determination	Selected Contributing Factors
Base Salary	Compensation Committee discretion subject to the terms of the employment agreements with Messrs. Salamone and Fabiano	Informed but not dictated by peer group practices Tenure in office Individual long-term performance Local cost-of-living factors

Annual Cash Incentive	Participation and incentive opportunities are at Compensation Committee discretion	Informed but not dictated by peer group practices

	Actual awards are largely derived by achievement of pre-established performance goals	Strategic and operating objectives derived from business plan, risk management considerations and personal influence over same

	Additional cash awards may be provided to recognize substantial individual contributions and promotions.	Individual performance

Stock Incentives	Participation and award opportunities are at Compensation Committee discretion	Informed but not dictated by peer group practices

	Actual awards are derived by achievement of pre-established performance goals, and subject to reduction based on the Compensation Committee’s discretion	Strategic and operating objectives that support earnings growth, dividend policy and share price appreciation consistent with long-term strategic plan

Retirement Benefits	Qualified plans – formula applicable to all participating employees	N/A

	Non-qualified plans – participation at Compensation Committee’s discretion; benefits are formula-based for all participants	Informed but not dictated by peer group practices

Fringe Benefits	Group insurance and other broad-based benefits – formula applicable to all participating employees	N/A

	Other – Compensation Committee discretion	Informed but not dictated by peer group practices Internal custom and practice
Termination Benefits	Compensation Committee discretion subject to the terms of the Employment Agreements with Messrs. Salamone and Fabiano and the Change of Control Agreements with Mr. Kranz, Ms. Dedrick and Mr. Laird	Informed but not dictated by peer group practices Benefit demands of external management recruits

In 2014, we reevaluated the Compensation Committee’s use of discretion in determining the level of payouts to executives under our annual incentive plan and determined that a percentage of each executive’s award should be determined solely based on attainment of quantitative financial goals (in addition to the threshold goal that determines whether any part of the award may be paid). For our named executive officers, this percentage ranged from 60% for Messrs. Salamone and Hermance, to 45% for Mr. Kranz, 35% for Messrs. Laird and Fabiano and 30% for Ms. Dedrick.

Base Salary. Base salaries are reviewed annually. They do not vary substantially and directly with annual performance. Instead, they reflect market factors, experience and tenure in office, job content and sustained job performance over an extended period, and general cost of living. In 2014, base salaries for Messrs. Salamone and Hermance were above the median of an indicated range of salaries for their respective positions, and the base salaries of our other named executive officers approximated the medians for their respective positions.

Name	% Increase	$ Increase	Resulting Annual Base Salary Rate
Denis J. Salamone	12.1%	$130,000	$1,200,000
Anthony J. Fabiano	50.0%	200,000	600,000
James C. Kranz	3.0%	15,001	519,201
Tracey A. Dedrick	18.8%	75,010	475,010
Thomas E. Laird	3.0%	13,500	463,500
Ronald E. Hermance, Jr. (deceased)	—	—	1,680,000

Base salaries for Messrs. Salamone and Mr. Fabiano are contractually committed and may not be reduced without the executive’s consent. As of December 31, 2013, base salaries for Messrs. Salamone and Hermance had not increased since 2010. The salary increases for Mr. Salamone and Mr. Fabiano were made in connection with the September 16, 2014 appointments of Mr. Salamone as Chief Executive Officer and Mr. Fabiano as President and Chief Operating Officer.

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

For 2014, each of our named executive officers had the opportunity to earn an incentive payment if Hudson City’s core operating earnings, or core operating income before taxes and extraordinary items equaled or exceeded a threshold level of $198.8 million for the period from January 1, 2014 to December 31, 2014. The Compensation Committee believed that this goal was reasonably achievable if the Merger continued to proceed, but was subject to a variety of risks. Core earnings are generally affected by, among other things, changes in market interest rates, competitive pressures from other financial institutions, general economic conditions and legislative or regulatory changes. These changes, which affect most financial institutions, could cause actual results to differ significantly from the Company’s projections of core earnings.

This program was approved in March 2014 and was subject to the terms of Amendment No. 2 to the Merger Agreement. Subject to satisfaction of the core operating earnings goal, the actual amount of each named executive officer’s incentive payment (if any) was to be determined by the Compensation Committee based on a matrix established for that officer. Each matrix designated certain financial goals, strategic goals and operational and risk goals, and attached quantitative performance measures to threshold, target and maximum payment levels for the financial goals, and established the percentage of the named executive officer’s incentive opportunity subject to each goal. Subject to satisfaction of the core operating earnings goal, the pre-established matrix for Mr. Salamone provided for the following metrics, weightings and opportunities:

			Incentive Opportunity
Factors	Performance Metrics	Weighting	Threshold (at 75% of projection)	Target (at 100% of projection)	Maximum (at 200% of projection)
Financial Goals		60%	$240,000	$480,000	$960,000
	(1) Net income before taxes	30%
	(2) Return on equity	20%
	(3) Regulatory capital ratio	10%
Strategic Goals		20%	80,000	160,000	320,000
	(1) Progress on establishing a CRE lending unit	10%
	(2) Progress on establishing originate-to-sell residential mortgage business	5%
	(3) Preparations for possible retail bank strategy.	5%
Operational and Risk Goals		20%	80,000	160,000	320,000
	(1) Continued progress on the OCC MOU	20%

Similar metrics were used for the other named executive officers with weightings and target amounts that were adjusted to reflect their positions and responsibilities. In addition to those established for Mr. Salamone, these goals included:

•	Oversight and implementation of an interest-rate risk sensitivity mitigation strategy,

•	Analysis of a balance sheet restructuring transaction,

•	Progress towards completing the Merger,

•	Planning for contingencies in connection with the Merger, and

•	Staff retention.

Consideration of these elements of our business plan was intended to help focus management on the need to reposition the Company for future earnings stability and growth. The annual incentive for each named executive officer was made subject to a selection of these goals with weightings appropriate to his or her duties and responsibilities. For each financial goal, a quantitative target was established. As was the case for Mr. Salamone, the payment was to be determined as follows:

For performance below 75% of the target goal	No payment

For performance meeting 75% of the target goal	Payment of 50% of the target opportunity

For performance meeting 100% of the target goal	Payment of 100% of the target opportunity

For performance meeting or exceeding 200% of the target goal	Payment of 200% of the target opportunity

Performance between 75% and 100% of the target goal, or between 100% and 200% of the target goal, would result in a payment scaled on a straight-line basis between the two corresponding payment opportunities.

Hudson City’s core operating earnings (before taxes and extraordinary items) for 2014 were $263.0 million, which exceeded the threshold level necessary for annual incentives to be paid based on each executive’s matrix. The additional financial goals were evaluated as follows:

Performance Metrics	Target Goals	Performance	Performance as a % of Target	Payout as a % of Opportunity
Net income before taxes	$265 million	$263 million	99%	98%
Return on equity	3.40%	3.29%	97%	94%
Regulatory capital ratio	9.0%	11.6%	129%	129%

Achievement towards the remainder of the performance goals was evaluated by the Compensation Committee as follows:

Performance Metrics	Performance as a % of Target	Payout as a % of Opportunity
Continued progress on the OCC MOU	125%	125%
Implementation of an interest-rate risk sensitivity mitigation strategy	110%	110%
Analysis of a balance sheet restructuring transaction	100%	100%
Establishing a CRE lending unit	100%	100%
Establishing an “originate to sell” mortgage business	75%	50%
Preparations for possible retail banking initiative	Below 75%	0%
Progress towards completing the Merger	100%	100%
Planning for contingencies in connection with the Merger	100%	100%
Staff retention	150%	150%

The resulting payouts were applied to the weighted opportunities for each named executive officer to determine the amount of their cash incentive payment.

Also in response to shareholder feedback, the Company’s approach to annual cash incentives for Messrs. Salamone and Hermance was modified. For 2014, each executive had the opportunity to earn a cash incentive with a target payout of $800,000 or up to a maximum payout of $1.6 million. This represented a reduction in the maximum incentive opportunity of approximately 25.3% for Mr. Salamone and 52.4% for Mr. Hermance as compared to 2013. For 2014, the named executive officers’ threshold, target and maximum cash incentive opportunities, and actual annual incentive awards were:

Name	Threshold Award Opportunity	Target Award Opportunity	Maximum Award Opportunity	Actual Award
Denis J. Salamone	$400,000	$800,000	$1,600,000	$790,633
Anthony J. Fabiano	130,000	292,500	585,000	400,000
James C. Kranz	163,875	327,750	655,500	325,000
Tracey A. Dedrick	130,000	292,500	585,000	360,000
Thomas E. Laird	146,250	292,500	585,000	300,000
Ronald E. Hermance, Jr. (1) (deceased)	400,000	800,000	1,600,000	521,273

(1)	The actual award for Mr. Hermance represents a prorated incentive for his service during 2014, and was paid to his designated beneficiary pursuant to the terms of the plan.

No adjustment was made to the target payouts or other terms of the 2014 cash incentives for Mr. Salamone or Mr. Fabiano in connection with their respective September 16, 2014 appointments as Chief Executive Officer and as President and Chief Operating Officer, but the Compensation Committee separately approved a bonus of $100,000 for Mr. Fabiano for 2014 in recognition of his significant contributions to the Company and the Bank in 2014 and his promotion to President and Chief Operating Officer.

Core operating earnings are not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating earnings typically exclude the effects of certain non-recurring or unusual transactions. We believe that core operating earnings provide useful information in evaluating the Company’s financial results, and thus our management’s performance. Core operating earnings should not be considered a substitute for income before income tax expense, earnings per share or any other data prepared in accordance with GAAP. In addition, we may calculate core operating earnings differently from other companies reporting data with similar names. The following is a reconciliation of Hudson City’s core operating earnings to pre-tax earnings for the year 2014.

For the Year Ended December 31, 2014 (In thousands)
GAAP income before income tax expense	$262,993
Adjustments to GAAP loss before income tax benefit:
Merger related costs	671

Core operating earnings	$263,664

Equity Compensation.

In 2014, we continued a performance-based equity compensation system where performance criteria influenced our named executive officers’ right to equity compensation. We considered retention of our experienced management team a high priority during the pendency of the Merger, especially during the period of stress in the financial services industry and in the regional economy where we operate. The deterioration of the markets for financial institution stocks has significantly impaired the in-the-money value of the stock options outstanding to our named executive officers and compromised the effectiveness of outstanding and potential new option grants as retention incentives. As a result, we have included only performance-based deferred stock units in our long-term incentive awards for officers since 2012, because they have some tangible value at grant. We have tied the vesting of these awards to the attainment of a financial performance target that should beneficially affect Hudson City’s financial strength.

We granted deferred stock unit awards under the Amended and Restated 2011 Stock Incentive Plan to our named executive officers and other senior officers in March 2014. These awards were determined as permitted under the terms of Amendment No. 2 to the Merger Agreement. Each award provided for a fixed number of deferred stock units subject to the requirement that Hudson City’s leverage capital ratio did not drop below 8.5% during the period from January 1, 2014 to December 31, 2014. This target was subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event would not materially impact the rights of deferred stock unit holders. The Compensation Committee has determined that this leverage capital ratio requirement has been met. These deferred stock unit awards are also subject to continued service through January 1 of 2015, 2016 and 2017, and are scheduled to be settled, if vested, in shares of Hudson City Bancorp common stock, in two parts in March 2017 and March 2020. The Compensation Committee has specifically reserved its rights to reduce the number of shares covered by these awards on or before certification of the performance goals if the Compensation Committee determines, in its discretion, that prevailing circumstances warrant such a reduction. The terms of these awards are generally consistent with the terms of awards granted to our named executive officers and other senior officers in June 2013, after the initial amendment to the Merger Agreement to extend the time to complete the Merger, which were determined as permitted under the terms of Amendment No. 1 to the Merger Agreement. As provided under the Merger Agreement, these awards do not provide for accelerated vesting on termination of employment for death, disability or retirement. They provide for deemed satisfaction of performance conditions on close of the Merger. In the event of a discharge without cause or a resignation with good reason following closing of the Merger, unvested deferred stock units scheduled to vest on the next January 1 following the closing will vest on the date of termination on a pro-rated basis for service performed within the year of the closing.

In response to shareholder feedback, the Company modified its approach to equity awards for Messrs. Salamone and Hermance in 2014. Each was given the opportunity to earn an equity incentive for 2014 valued at $2 million on the date of grant. This represents a reduction in their annual equity awards of approximately 6.5% for Mr. Salamone and 40.5% for Mr. Hermance as compared to 2013. In addition, the Compensation Committee exercised its discretion to reduce by 50% the number of shares covered by deferred stock unit awards to Messrs. Hermance and Salamone in 2013.

The Compensation Committee believes that the sizes and terms of the 2014 deferred stock unit awards, and the steps taken to reduce the 2013 awards for Messrs. Salamone and Hermance are responsive to shareholder concerns that the compensation of the most senior executives be recalibrated to reflect the Company’s performance relative to industry peers.

Our current policy is to consider equity grants to incumbent executive officers in the first quarter of each year, giving consideration to any episodic grants we may award to promoted or newly hired executives.

No adjustment was made to the number of share units or other terms of the 2014 equity incentives for Mr. Salamone or Mr. Fabiano in connection with their respective September 16, 2014 appointments as Chief Executive Officer and as President and Chief Operating Officer.

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

For purposes of these charts, the target and actual values for Salary, Pension, and Other correspond to the amounts for the applicable year under the captions Salary, Change in Pension Value and Nonqualified Deferred Compensation Earnings and All Other Compensation in the Summary Compensation Table. The target values for Incentive are the annual target award opportunities for the years in question, expressed for years prior to 2014 as 50% of the maximum payout permitted under the Executive Officer Annual Incentive Plan for each individual for the applicable year. The actual values for Incentive are the amounts for the applicable year under the caption Non-equity Incentive Plan Compensation in the Summary Compensation Table. 2013 Incentive awards to Messrs Salamone and Hermance are included in their entirety in the 2013 charts regardless of the fact that the performance measurement period for their Incentives ran from February 1, 2013 to January 31, 2014. The Compensation Committee awarded these Incentives for calendar year 2013, and the delayed performance period was only used with the intent to avoid a loss of deduction with respect to any resulting payouts. The target values for Stock and Option awards are the aggregate grant date values of stock and stock unit awards and stock option awards, respectively, calculated in accordance with FASB ASC Topic 718 for financial statement purposes and reflected in the year awarded under the captions Stock Awards and Options Awards in the Summary Compensation Table. The assumptions used for these calculations have been disclosed in the notes to the audited financial statements in our Annual Reports on Form 10-K for the years in which the options were granted. The actual values for Stock and Option awards are based on the closing prices of our common stock on the dates of vesting, and correspond with the Value Realized on Vesting under the Option Exercises and Stock Vested Table for the year in question. The actual values used for Option awards are calculated as of the date of vesting using an option valuation model method, with the following assumptions:

Grant Date	7/21/2006	1/25/2008	1/23/2009	1/22/2010	3/15/2011
Exercise Price	$12.76	$15.69	$12.03	$13.12	$9.50
Vesting Date	7/21/2011	1/25/2011	1/23/2012	1/22/2013	4/28/2014
Closing Price on Vesting Date	$8.33	$11.06	$6.98	$8.70	$9.89
Assumptions on Grant Date:
Expected Dividend Yield	2.35%	2.30%	4.80%	4.57%	3.37%
Expected Volatility	19.96%	20.61%	29.08%	34.58%	36.93%
Risk-free interest rate	4.98%	2.82%	1.75%	2.55%	2.01%
Expected Option Life	1,971 days	1,935 days	2,007 days	2,007 days	1,825 days
Fair Value on Grant Date	$2.71	$2.76	$1.92	$2.87	$2.39
Assumptions on Vesting Date:
Expected dividend yield	3.82%	3.40%	4.56%	1.72%	1.62%
Expected volatility	33.75%	24.42%	33.82%	18.82%	22.95%
Risk-free interest rate	0.81%	0.93%	0.61%	0.44%	0.57%
Expected option life	914 days	839 days	912 days	912 days	731 days
Fair Value on Vesting Date	$0.50	$0.33	$0.27	$0.10	$1.32

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

Our compensation program for our named executive officers also includes the following elements:

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

In the past, we used the supplemental plans to provide additional pension benefits to executives who were recruited from other employers in mid-career by granting additional years of service credits for periods of employment with a prior employer. It was our practice to grant additional years of service credit only at the time of hire and as part of the employment negotiation. Messrs. Salamone and Hermance received negotiated prior service credits as part of their hiring packages in their respective years of hire. Prior service credit has not been granted to any executive officer since 2004, and it is currently the policy of the Company and the Bank not to grant prior service credit.

Under our restored employee stock ownership plan, Messrs. Salamone and Hermance have participated in an additional benefit designed to replicate the benefits each would earn under our leveraged employee stock ownership plan if the plan were to repay all acquisition debt incurred by the plan to purchase common stock for future allocation on or before their respective retirement dates. The plan will award this benefit only in the event of early or normal retirement while our employee stock ownership plan has unpaid acquisition debt. We designed the benefit to approximate an additional employee stock ownership plan benefit that would be provided if, prior to the executive’s retirement, we should experience a change in control that would result in a mandatory prepayment of our tax-qualified employee stock ownership plan’s acquisition debt and an accelerated allocation of any remaining common stock that had secured the acquisition debt. We provide this benefit primarily so that the change in control feature of our employee stock ownership plan does not serve as a financial disincentive to retirement. In addition, in the event of a change in control, we expect that the payment of this benefit to a retirement-eligible executive would reduce the cost of change in control benefits otherwise payable to him.

Benefits under our broad-based and executive-level retirement programs are tied to base salary. Cash incentives, restricted stock, option-related compensation and other items of compensation do not increase or reduce benefit levels.

Perquisites and Other Benefits. We also provide certain perquisites and benefits to our named executive officers. We provide Mr. Salamone with the use of a company automobile and pay dues for his membership in a private club. We provide Mr. Fabiano with a transportation allowance. Mr. Hermance was provided with the use of a company automobile and dues for his membership in a private club. In 2013, the company automobile provided for Mr. Hermance’s use was transferred to him in anticipation of the original expected completion date of the Merger. We cover travel and entertainment expenses for the spouses of all named executive officers to accompany them on certain business travel, both as a convenience and because we believe our business benefits from their participation. We provide these benefits in kind, but the Compensation Committee takes the cost of these items into account in setting other elements of compensation.

Each of our named executive officers is also eligible, under our charitable matching contribution program, to direct us to make charitable gifts of up to $50,000 for our Chairman and Chief Executive Officer, $30,000 for our President and Chief Operating Officer and $10,000 for each of our other named executive officers to the tax-exempt organizations of their choice. We offer this program to encourage philanthropy among our named executive officers and to capture any benefit to our corporate reputation that may result from our named executive officers’ philanthropic activity.

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

The employment agreements with Messrs. Salamone and Mr. Fabiano are intended to protect our franchise in two ways. First, each agreement restricts the named executive officer’s ability to work for competitors in our markets for a specified period of time following a voluntary resignation without good reason or a discharge with cause. Second, each agreement has prohibited solicitation of, or disturbance of our relations with, customers or employees by the named executive officer for a specified period of time following termination for any reason. We have chosen to secure these restrictions through employment agreements rather than by attaching them to equity compensation grants or other items of compensation so that they remain in effect indefinitely and are not tied to a decision to continue or discontinue, or to the value of, a particular item of compensation. In return for these restrictions, these agreements provide the executives with severance benefits of up to three years’ compensation and benefits (excluding stock options, restricted stock or other equity compensation) in the event of termination under certain circumstances. These circumstances include discharge without cause or resignation following certain triggering events, including a diminution in title, position, duties or authority, failure to pay or a reduction in compensation, involuntary relocation or other material breach of contract. Mr. Salamone’s agreements, which have been in place since 2001, also provide for “single trigger” payment of severance benefits if he resigns within a limited period of time following a change in control, and a gross-up for excise taxes on excess parachute payments. Mr. Fabiano’s agreements provide severance benefits of two years’ compensation and benefits unless his discharge without cause or resignation for good reason occurs after a change in control event, in which case three years’ compensation and benefits will apply.

We have provided these benefits as a retention incentive for these named executive officers to remain in their positions through the conclusion of a change in control transaction, and intend these benefits to stay in place regardless of the existence or value, from time to time, of other items of compensation with retention features. We have provided Mr. Salamone with a resignation window following a change in control to reduce the extent to which personal issues might serve to distract him from corporate matters during the negotiation and execution of a change in control transaction. Our employment agreements provide benefits only in the event of an actual termination of employment. Neither the Company nor the Bank includes tax gross-up provisions or “single-trigger” severance benefits in new employment agreements or change in control agreements, as demonstrated by Mr. Fabiano’s employment agreements, entered into in 2014.

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

Material Policies and Procedures

Benchmarking and Survey Data

The Compensation Committee requests and reviews survey data for information relating to compensation practices at other financial institutions with a similar asset and business mix as well as general compensation trends in the private sector. During 2014, the Compensation Committee considered survey data for the following companies:

Associated Banc-Corp	First Horizon National Corporation	New York Community Bancorp, Inc.
Astoria Financial Corp.	First Niagara Financial Group, Inc.	People’s United Financial
BOK Financial Corp.	Huntington Bancshares, Inc.	Synovus Financial
Comerica, Inc.	Keycorp	Zions Bancorporation
Cullen/Frost Bankers	M & T Bank Corp.

The Compensation Committee, in consultation with its independent compensation consultant, Frederic W. Cook & Co., Inc. (“Cook & Co.”), selected these companies based on their asset size, market capitalization, headcount and/or business focus. The Compensation Committee does not seek to set compensation levels at prescribed percentile rankings within a peer group. It does use survey data to determine on a historical basis the degree of correlation between the base salary, annual incentive and equity compensation provided by us (expressed as a percentile ranking relative to our peers) and our percentile ranking among the same peer group for performance measures that include, but are not limited to, return on average assets, return on average equity, asset growth, total shareholder return, efficiency ratio and net income growth. The Compensation Committee has discussed with Cook & Co. the executive compensation programs of the Company, as well as specific compensation decisions made by the Compensation Committee. Cook & Co. was retained directly by the Compensation Committee, independent of the management of the Company. The Compensation Committee has received written disclosures from Cook & Co. confirming no other work has been performed for the Company or the Bank by Cook & Co., has discussed with Cook & Co. its independence from the Company and the Bank, and believes Cook & Co. is and has been independent of management.

Risk

We have sought to establish a compensation package for our named executive officers that rewards success without promoting excessive or unnecessary risk in the conduct of our business. We seek to set base compensation, insurance coverages and retirement savings benefits at levels that support a reasonable standard of living without reliance on incentive pay. Prior to 2014, our cash bonus program was not formula-based. We set realistically achievable financial goals and afforded the Compensation Committee substantial discretion to determine final payouts based on a retrospective, subjective evaluation of corporate and individual conduct using a variety of financial and operational factors. In particular, we did not promise increased payouts for achieving pre-determined, aggressively set goals. We pay a substantial portion of our executive officers’ compensation in the form of equity or equity-linked instruments. We impose stock ownership requirements on our executive officers to discourage activities with short-term benefits to corporate performance but potentially adverse long-term effects. We tie these guidelines to compensation levels, rather than requiring ownership of a defined number of shares or retention of all or a portion of shares delivered as compensation, so that required holdings are meaningful but should not be so large a portion of any executive’s income or net worth as to impair his or her judgment in the performance of duties. We also maintain equity-based compensation programs that by design require the holding of certain equity-based compensation to termination of employment or beyond.

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

Compensation Clawback Policy

Hudson City Bancorp and Hudson City Savings have adopted compensation clawback policies that apply to all executive officers and to each other officer with functional responsibility for the preparation or verification of information included in their audited financial statements. Under these policies, in the event of a financial restatement, performance-based compensation paid during the three-year period ending on the date the financial restatement occurs will be reviewed by a committee of outside directors. The committee will determine whether the restatement resulted from the Company’s material non-compliance with financial reporting requirements under the federal securities law and whether any performance-based compensation was paid during the relevant three-year period based on data derived from the financial statement that was required to be restated. If it makes such a determination, it may require the re-computation of that performance-based compensation using data from the financial restatement, and, if overpayments have been made, demand repayment of the overpayment or take other responsive actions.

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

We have entered into employment agreements with each of Messrs. Salamone and Hermance, pursuant to which we will make an indemnification payment to the executive officer so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive officer would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no excise tax. This indemnification is intended to preserve the net after-tax value to these individuals of termination benefits under their employment agreements, regardless of whether we experience a change in control. Our other named executive officers are not entitled to such payments under their employment agreements or change in control agreements, which impose a cap on payments to avoid application of sections 4999 and 280G, but only if the officer is better off on a net after-tax basis. Neither Hudson City Savings, nor Hudson City Bancorp, is permitted to claim a federal income tax deduction for the portion of the change of control payment that constitutes an “excess parachute payment,” or the indemnification payment. We have not entered into an employment agreement or change in control agreement that includes a tax gross-up provision since 2001 (excluding amendments and restatements for tax compliance, which last occurred in 2008) and it is the policy of the Company and the Bank not to include such provision in any new employment agreements or change in control agreements entered into in the future.

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

Directors. Pursuant to the Stock Ownership Policy, we expect each outside director initially elected or appointed to the Board on or after July 20, 2010, to own an amount of our common stock equal to five times the annual cash retainer for such director’s service. For directors elected or appointed to the Board prior to July 20, 2010, the stock ownership target is an amount of our common stock equal to ten times the annual cash retainer for such director’s service. Once an outside director holds shares with a value equal to the stock ownership target, such director will be deemed in compliance with the Stock Ownership Policy regardless of future changes in stock price. New directors have five years to meet the applicable stock ownership target. Current stock ownership by our outside directors meets or exceeds the target levels.

Officers. We expect each senior executive officer to own an amount of our common stock based on their position as follows:

Title	Multiple of Annual Base Salary Rate
Chairman, President, Chief Executive Officer, Chief Operating Officer	5 times
Executive Vice President	3 times

The Board has authorized the Nominating & Governance Committee to adopt stock ownership guidelines for our other officers as it deems necessary or appropriate. From the time a senior executive officer is appointed or promoted to an office with a higher multiple, the officer has five years to meet the applicable stock ownership target. Current stock ownership by our named executive officers meets or exceeds the guideline levels, except for ownership by Mr. Fabiano and Ms. Dedrick, who are within the five-year grace period.

Stock Retention Policies. It is our policy to require each named executive officer to retain one-half of the net number of shares (after provision for applicable taxes and exercise prices) received through the vesting of stock and stock unit awards and the exercise of vested stock options until such time as he or she is in compliance with our stock ownership guidelines. In addition, our compensation programs require certain equity compensation to be retained through termination of employment and beyond. Through our ESOP, substantially all of our officers and employees own shares which they may not sell until they leave our employ. Through our Benefit Maintenance Plan and Officers Deferred Compensation Plan, each of our named executive officers owns share units that may not be divested until the calendar year following termination of employment. The following table shows that number of such shares or share units which each of our named executive officers held as of December 31, 2014:

Name	ESOP (1)	Officers Deferred Compensation Plan (2)	Benefit Maintenance Plan (3)
Mr. Salamone	36,336	20,895	164,358
Mr. Fabiano	19,003	—	7,270
Mr. Kranz	48,784	—	38,403
Ms. Dedrick	6,401	—	5,517
Mr. Laird	47,311	—	24,788

(1)	The figures shown represent 50% of the shares held in the ESOP accounts of each named executive officer. In accordance with the tax laws applicable to our ESOP, each of our named executive officers either has or will in the future have the right to direct the sale and investment diversification of up to 50% of the shares held in his or her ESOP account. None of our named executive officers has exercised this right.
(2)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Officers Deferred Compensation Plan on account of the deferral of his or her salary in excess of $1 million. Prior to 2014, such deferrals were converted into stock units that fluctuate in value with our common stock and are adjusted to reflect any dividends on our common stock. These stock units may not be liquidated until the calendar year following the calendar year of termination of employment.
(3)	The figures shown represent the aggregate common stock units credited to each named executive’s accounts under the Benefit Maintenance Plan to reflect stock that could not be allocated to them under the ESOP due to the contribution and compensation limits imposed on tax-qualified plans under the tax laws. Such deferrals are converted into stock units that may not be liquidated until the calendar year following the calendar year of termination of employment.

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

Consideration of Prior Say-on-Pay Votes

At our Annual Meeting of Shareholders held on December 16, 2014, we submitted to a vote of our shareholders the approval, on a non-binding basis, of the compensation of the named executive officers identified in the proxy materials for that meeting. Of the total votes cast on this proposal, 93.4% voted to approve, on a non-binding basis, the compensation of such named executive officers. The prior year, at the Annual Meeting of Shareholders held on December 18, 2013, a similar proposal was submitted to shareholders. Of the total votes cast on this proposal, 55.6% voted to approve, on a non-binding basis, the compensation of the named executive officers identified in the proxy materials for that meeting. At the time the compensation for the named executive officers was established for 2014, our Board and Compensation Committee reviewed the results of these say-on-pay votes and considered the results, along with a variety of other factors, none of which was determinative when taken alone, in considering whether to make any adjustments to our compensation policies and practices. In addition to the results of the say-on-pay proposal, the Compensation Committee also considered the results of the investor outreach program conducted during the first quarter of 2014 in connection with the design of the 2014 incentive bonus award program. Details on the investor outreach program are provided in Executive Summary — Shareholder Outreach and Responses to 2013 Advisory Vote on Named Executive Officer Compensation above.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Officer Compensation

The following table provides information about the compensation of our named executive officers for fiscal years 2012 through 2014.

SUMMARY COMPENSATION TABLE

(A)	(B)	(C)	(D)	(E)	(G)		(H)	(I)	(J)
Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
Denis J. Salamone Chairman of the Board and Chief Executive Officer	2014	$1,102,500	—	$1,904,253	$1,790,633	(7)	$2,049,871	$347,430	$7,194,687
	2013	1,070,000	—	2,057,200	—	(7)	28,327	315,581	3,471,108
	2012	1,070,000	—	2,343,300	1,819,000		1,142,635	336,554	6,711,489
Anthony J. Fabiano President and Chief Operating Officer, Director	2014	483,269	$100,000	471,165	400,000		177,142	128,289	1,759,865
	2013	400,000	—	423,200	375,000		—	102,358	1,300,558
	2012	325,769	—	330,000	400,000		69,777	89,739	1,215,285
James C. Kranz Executive Vice President and Chief Financial Officer	2014	507,662	—	479,562	325,000		794,378	114,754	2,221,356
	2013	504,200	—	533,500	375,000		—	109,209	1,521,909
	2012	504,200	—	554,620	550,000		603,283	110,402	2,322,505
Tracey A. Dedrick Executive Vice President and Chief Risk Officer	2014	454,433	—	471,165	360,000		—	104,104	1,389,703
	2013	400,010	—	423,200	375,000		—	94,334	1,292,544
	2012	400,000	—	440,000	520,000		—	60,240	1,420,240
Thomas E. Laird Executive Vice President and Chief Lending Officer	2014	453,115	—	471,165	300,000		878,679	98,138	2,201,098
	2013	450,000	—	476,300	375,000		—	93,234	1,394,534
	2012	450,000	—	495,000	550,000		463,102	95,484	2,053,586
Ronald E. Hermance, Jr. (deceased) Former Chairman of the Board and Chief Executive Officer	2014	1,227,692	—	1,904,253	1,521,273	(7)	2,170,330	390,642	7,214,190
	2013	1,680,000	—	3,229,600	—	(7)	—	520,225	5,429,825
	2012	1,680,000	—	2,300,000	2,000,000		1,124,947	392,447	7,497,394

(Notes on following page)

(1)	The figures shown for salary represent amounts earned for the fiscal year, whether or not actually paid during the year, whether or not deferred pursuant to non-incentive deferred compensation plans; and whether or not exchanged for awards of restricted stock, stock options or other forms of non-cash compensation. In 2012, Mr. Hermance was on medical leave for several months. The figure for his salary for 2012 includes salary replacement benefits in the amount of $786,187 provided under our disability plans in lieu of salary. In the case of Messrs. Salamone and Hermance, salary earned and disability benefits provided at an annual rate in excess of $1.0 million has been deferred, placed in a deferred compensation account and converted into 20,895 cumulative share equivalents (years 2010 through 2013) for Mr. Salamone, and 410,473 cumulative share-equivalent units (years 2006 through 2013) for Mr. Hermance. These share equivalents are adjusted in number to reflect deemed reinvestment of dividend equivalents and in value to reflect positive or negative share price performance for Hudson City Bancorp common stock. Beginning in September 2013, new deferrals are no longer converted into share-equivalent units, and instead are to be credited with interest at the end of each calendar quarter at the highest rate of interest credited on certificates of deposit issued by Hudson City Savings during the calendar quarter. The figure for Mr. Hermance for 2014 represents salary earned through the date of his death.
(2)	Hudson City Bancorp and Hudson City Savings generally do not award bonuses to executive officers that are not linked to performance, but in 2014 a bonus was paid to Mr. Fabiano in recognition of his significant contributions to the Company and the Bank in 2014 and his promotion to President and Chief Operating Officer.
(3)	Represents the aggregate grant date fair value of deferred stock units with respect to Hudson City Bancorp stock granted to the named executive officer during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements included in the Original Form 10-K. Because the SEC requires us to disclose the aggregate grant date fair value of these awards, the figures in this table do not reflect the Compensation Committee’s 2014 decision to reduce by 50% the shares covered by the 2013 deferred stock unit awards for Messrs. Salamone and Hermance, described further under “Key Elements of the Compensation Package — Equity Compensation” above. If the 2013 deferred stock units had been awarded at this reduced level, the figures for Messrs. Salamone and Hermance for 2013 would have totaled $1,028,600 and $1,614,800 respectively. Securities and Exchange Commission rules require that we report equity awards in the year granted even though they are earned based on service over multiple years and are attributable, both for GAAP expense and internal business purposes, ratably over the service period.
(4)	Represents amounts earned for services rendered during the fiscal year under our Executive Officer Annual Incentive Plan, whether or not actually paid during such fiscal year.
(5)	Includes for each named executive officer the increase (if any) for the fiscal year in the present value of the individual’s accrued benefit (whether or not vested) under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with FASB ASC Topic 715 as of the plan’s measurement date in such fiscal year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year. Year-over-year changes in the present value of pension benefits are driven in part by increases in service, age and compensation, but are also influenced significantly by changes in actuarial pension assumptions. For 2014, the present value of pension benefits for our named executives increased substantially based on the Society of Actuaries’ recent issuance of new mortality tables projecting longer life expectancies. For 2013, the present values of such benefits decreased for Mr. Hermance (by $354,527), Mr. Kranz (by $37,411), Mr. Laird (by $88,692) and Mr. Fabiano (by $42,563).

(Notes continued on following page)

(6)	The named executive officers participate in certain group life, health and disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer for 2014 includes our direct out-of-pocket cost (reduced, in the case of the figures shown for company cars, by the amount that we would otherwise have paid in cash reimbursements during the year for business use of a personal car), for the following items:

	Mr. Salamone	Mr. Fabiano	Mr. Kranz	Ms. Dedrick	Mr. Laird	Mr. Hermance
Employer contributions to qualified and non-qualified deferred compensation plans (including 401(k) plan and ESOP)	$213,252	$86,511	$94,911	$81,017	$83,946	$245,478
Employer contribution to designated charity under charitable contribution matching program	50,000	23,500	5,000	10,000	1,000	50,000
Dividend equivalents paid on unvested restricted stock units	59,655	7,685	14,514	12,831	12,942	85,926
Company car / Transportation allowance	15,220	10,330	—	—	—	—
Club dues	9,302	—	—	—	—	9,238
Executive medical program	—	263	329	256	250	—

(7)	Because the performance periods for annual cash incentives granted to Messrs. Salamone and Hermance for 2013 extended through January 31, 2014, SEC regulations require us to disclose the amounts paid under these incentives as compensation for 2014. If these amounts were treated as compensation for 2013, Columns (G) and (J) of the Summary Compensation Table would read as follows for these executives:

(A)	(B)	(G)	(J)
Name	Year	Non-Equity Incentive Plan Compensation (4) ($)	Total ($)
Denis J. Salamone	2014	$790,633	$6,194,687
	2013	1,000,000	4,471,108
	2012	1,819,000	6,711,489
Ronald E. Hermance, Jr. (deceased)	2014	521,273	6,214,190
	2013	1,000,000	6,429,825
	2012	2,000,000	7,497,394

Performance periods for these awards would usually be based on a calendar year, but in 2013, approval of the grants of annual cash incentives was delayed until April in anticipation of the initial closing date for the Merger. Due to the delay in approving these grants, the performance period applicable to these grants was delayed by one month in order to preserve the deductibility of expenses incurred for these awards for federal income tax purposes. See “Key Elements of the Compensation Package – Incentive Compensation” above for more information regarding these incentive awards. Mr. Hermance’s award for 2014 was pro-rated for his period of service in that year in accordance with the terms of the plan.

The following table shows certain components of 2014 compensation of the executives as a percentage of total compensation for that year (Column (J)), including: salary and bonus (Columns (C) and (D)), total cash compensation (Columns (C), (D) and (G)), and total performance-based compensation (Columns (E) and (G)).

	Components of 2014 Compensation Expressed as a Percentage of Total Compensation (Column (J))
Name	Salary and Bonus (Columns (C) and (D))	Total Cash Compensation (Columns (C), (D) and (G))	Total Performance-Based Compensation (Columns (E) and (G))
Mr. Salamone	15.3%	40.2%	51.4%
Mr. Fabiano	33.1%	55.9%	49.5%
Mr. Kranz	22.9%	37.5%	36.2%
Ms. Dedrick	32.7%	58.6%	59.8%
Mr. Laird	20.6%	34.2%	35.0%
Mr. Hermance (deceased)	17.0%	38.1%	47.5%

Employment and Change of Control Agreements

Hudson City Bancorp and Hudson City Savings entered into amended and restated employment agreements dated as of December 31, 2008 with Messrs. Salamone and Hermance to secure their services as officers. These employment agreements amended and restated prior agreements among Hudson City Bancorp, Hudson City Savings and each of Messrs. Salamone and Hermance. On December 16, 2014, Hudson City Bancorp and Hudson City Savings entered into employment agreements with Mr. Fabiano in connection with his promotion to President and Chief Operating Officer. Mr. Fabiano’s employment agreements replaced his prior change of control agreement. Other than as noted in this summary or the discussion of the employment agreements in “Compensation of Executive Officers and Directors — Termination and Change of Control Benefits”, the terms and conditions of the employment agreements between the executives and Hudson City Bancorp are substantially similar in all material respects to the terms and conditions of the employment agreements between the executives and Hudson City Savings.

Mr. Salamone’s employment agreement with Hudson City Bancorp has a rolling three-year term that extends daily until Mr. Salamone or Hudson City Bancorp gives notice of non-extension, at which time the term would be fixed for three years. Mr. Salamone’s employment agreement with Hudson City Savings has an initial three-year term, subject to annual extensions based on a review by the Board of Directors of Hudson City Savings of his performance. Mr. Hermance’s employment agreement was identical to Mr. Salamone’s in this respect. Mr. Fabiano’s employment agreements provide for a fixed two-year term. The executives’ current annual salary rates payable pursuant to these agreements are their current rates of $1,200,000 for Mr. Salamone and $600,000 for Mr. Fabiano. The agreements also provide for discretionary cash bonuses, participation on generally applicable terms and conditions in compensation and fringe benefit plans and customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination. The employment agreements with Hudson City Bancorp also provide for the use of an automobile owned or leased by Hudson City Bancorp and reimbursement for memberships in mutually agreed upon clubs and organizations. See “Compensation of Executive Officers and Directors — Termination and Change of Control Benefits” for a description of the severance provisions contained in the employment agreements.

Hudson City Bancorp and Hudson City Savings entered into change of control agreements with Mr. Kranz, Ms. Dedrick and Mr. Laird that provide for severance under certain circumstances relating to a change of control. See “Compensation of Executive Officers and Directors — Termination and Change of Control Benefits” for a description of the severance provisions contained in these change of control agreements.

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

In order to be eligible for incentive payments under the Executive Officer Annual Incentive Plan for a given year, participants must (with certain exceptions for death, disability, retirement or a change in control) be employed on the last day of the plan year. The amount of the incentive payable to each participant is generally a percentage of his or her annual rate of base salary. The Compensation Committee determines the incentive payments after the end of the year based on the achievement of pre-established corporate performance goals. Generally no incentives are payable if performance is below minimum thresholds. We generally pay incentives under the Executive Officer Annual Incentive Plan on or before March 15 of the year following the plan year in which they are earned, following determination of the level of achievement of corporate and individual performance goals. In the event that a deferred compensation plan for officers is in effect, participants may elect to defer payment of their bonus until a later date.

We paid incentives under the Executive Officer Annual Incentive Plan for the year 2014 on December 31, 2014, upon preliminary certification by the Compensation Committee that the goals for 2014 had been met. These payments were made subject to clawback in the event that attainment of those goals was later recalculated. These payments were made in 2014 to improve tax consequences under sections 280G and 4999 of the Internal Revenue Code with respect to payments and benefits that may be owed to officers in connection with the Merger.

We approved our annual incentive program for 2013 in April 2013, after it was known that additional time would be required to obtain a regulatory determination on the applications necessary to complete the proposed Merger and we entered into the initial amendment of the Merger Agreement to extend the time to complete the Merger. In order to preserve the deductibility of expenses incurred for the April 2013 awards to Messrs. Salamone and Hermance for federal income tax purposes, their awards were subject to satisfaction of performance goals over the period beginning February 1, 2013 and ending January 31, 2014 rather than over the calendar year period applicable to other participating officers for 2013.

2000 Stock Option Plan. Our Board of Directors adopted the 2000 Stock Option Plan in 1999 and our shareholders approved the plan in 2000. We have not made any awards under this plan since 2005 and will not make any more in the future. Awards made to our named executive officers under these plans after 2000 and prior to 2006 vested in 20% increments over a five year period beginning at the date of grant. The last of these awards completed vesting in 2010. Any remaining awards expired in January 2015. The Compensation Committee of our Board of Directors has been appointed to be the administrative committee of the 2000 Stock Option Plan at all times during that plan’s existence.

2006 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan. Our Board of Directors adopted the 2006 Stock Incentive Plan in 2006. Our shareholders approved the plan in the same year. Subject to the terms of the 2006 Stock Incentive Plan, employees, directors and officers of Hudson City Bancorp and Hudson City Savings and any other subsidiary are eligible to participate. Hudson City Bancorp reserved 30,000,000 shares of common stock for issuance under the 2006 Stock Incentive Plan. Our Board adopted, and our shareholders approved, the Amended and Restated 2011 Stock Incentive Plan in 2011, which amended and restated the 2006 Stock Incentive Plan. Hudson City Bancorp has reserved 28,750,000 shares of common stock for issuance under the Amended and Restated 2011 Stock Incentive Plan, including 2,070,000 shares that had remained under the 2006 Stock Incentive Plan.

The Compensation Committee administers the Amended and Restated 2011 Stock Incentive Plan, and may, in its discretion, grant any or all of nine types of equity-linked awards to eligible individuals under that plan: stock options, stock appreciation rights, restricted stock (both time-based and performance-based), performance shares, performance units, deferred stock, phantom stock and other stock-based awards. The administrative committee will, in its discretion, determine the type of awards made and establish other terms and conditions applicable to the award.

The following table sets forth information regarding plan-based awards granted to the named executive officers of Hudson City Bancorp during the last fiscal year.

GRANTS OF PLAN-BASED AWARDS TABLE — 2014

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Target (#)
(a)	(b)	(c)	(d)	(e)	(g)	(l)
Denis J. Salamone	3/29/14	$400,000	$800,000	$1,600,000	204,100	$1,904,253
Anthony J. Fabiano	3/29/14	146,250	292,500	585,000	50,500	471,165
James C. Kranz	3/29/14	163,875	327,750	655,500	51,400	479,562
Tracey A. Dedrick	3/29/14	146,250	292,500	585,000	50,500	471,165
Thomas E. Laird	3/29/14	146,250	292,500	585,000	50,500	471,165
Ronald E. Hermance, Jr. (deceased)	3/29/14	400,000	800,000	1,600,000	204,100	1,904,253

(1)	Represents awards set under our Executive Annual Incentive Plan for each named executive at threshold, target and maximum levels. All payments under this plan were conditioned on our achievement of a level of income before taxes and extraordinary items of $198.8 million. In addition, subject to satisfaction of this goal, each executive’s incentive was determined by measuring attainment of pre-established financial goals, strategic goals and operational and risk goals, each with a designated benefit (representing a percentage of the entire annual incentive) for threshold, target and maximum benefit.
(2)	The reported awards are deferred stock unit awards granted under the Amended and Restated 2011 Stock Incentive Plan. These awards vest in substantially equal portions on January 1, 2015, 2016 and 2017 provided that the named executive officer continues in service through the applicable vesting date, and provided that a specified performance goal has been satisfied. 62.5% of each award that vests will be distributed on March 29, 2017, with the remainder deferred until and distributed on March 29, 2020, in each case in Hudson City Bancorp common stock. The specified performance measure for these awards is a minimum leverage capital ratio of 8.5% that Hudson City must maintain or exceed throughout the period from January 1, 2014 through December 31, 2014. This goal is subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event does not materially adversely affect the rights of deferred stock unit holders. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of a discharge without cause or a resignation with good reason following closing of the Merger, unvested deferred stock units scheduled to vest on the next January 1 following the closing will vest on the date of termination on a pro-rated basis for service performed within the year of the closing. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of change in control, resignation for good reason and termination for cause for purposes of the awards.
(3)	Represents the aggregate grant date fair value of each deferred stock unit award, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements included in the Original Form 10-K.

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at December 31, 2014, whether granted in 2014 or earlier, including awards that have been transferred other than for value. No vested or unvested option held by our named executive officers as of December 31, 2014 had an exercise price less than the closing price of our common stock on that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2014

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Options Exercise Price ($)(6)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
(a)	(b)	(e)	(f)	(g)		(h)	(i)	(j)
Denis J. Salamone	1,125,000	$12.76	7/20/2016	143,890	(2)	$1,456,167	—	—
	337,500	13.78	1/25/2017	160,061	(3)	1,619,817	—	—
	375,000	15.69	1/24/2018	83,932	(4)	849,392	—	—
	300,000	12.03	1/22/2019	204,100	(5)	2,065,492	—	—
	187,500	13.12	1/18/2020	—		—	—	—
	195,100	9.50	3/14/2021	—		—	—	—
Anthony J. Fabiano	45,000	13.78	1/25/2017	20,541	(2)	207,875	—	—
	50,000	15.69	1/24/2018	22,541	(3)	228,115	—	—
	45,000	12.03	1/22/2019	34,534	(4)	349,484	—	—
	37,500	13.12	1/18/2020	50,500	(5)	511,060	—	—
	17,800	9.50	3/14/2021	—		—	—	—
James C. Kranz	225,000	12.76	7/20/2016	34,057	(2)	344,657	—	—
	67,500	13.78	1/25/2017	37,884	(3)	383,386	—	—
	150,000	15.69	1/24/2018	43,534	(4)	440,564	—	—
	127,500	12.03	1/22/2019	51,400	(5)	520,168	—	—
	75,000	13.12	1/18/2020	—		—	—	—
	51,500	9.50	3/14/2021	—		—	—	—
Tracey A. Dedrick	51,813	8.33	7/22/2021	27,108	(2)	273,422	—	—
				30,055	(3)	304,157	—	—
				34,534	(4)	349,484	—	—
				50,500	(5)	511,060	—	—
Thomas E. Laird	225,000	12.76	7/20/2016	30,395	(2)	307,597	—	—
	67,500	13.78	1/25/2017	33,811	(3)	342,167	—	—
	150,000	15.69	1/24/2018	38,868	(4)	393,344	—	—
	127,500	12.03	1/22/2019	50,500	(5)	511,060	—	—
	75,000	13.12	1/18/2020	—		—	—	—
	45,900	9.50	3/14/2021	—		—	—	—
Ronald E. Hermance, Jr. (deceased) (7)	2,250,000	12.76	7/20/2016	—		—	—	—
	1,125,000	13.78	1/25/2017	—		—	—	—
	1,250,000	15.69	1/24/2018	—		—	—	—
	750,000	12.03	1/22/2019	—		—	—	—
	625,000	13.12	1/18/2020	—		—	—	—
	437,500	9.50	3/14/2021	—		—	—	—

(1)	We calculate market value on the basis of $10.12 per share, which is the closing sales price for our common stock on the NASDAQ Global Select Market on December 31, 2014.
(2)	These deferred stock units vested on March 30, 2015 based on continued employment through such date, with the number of deferred stock units available (if any) determined by the level of attainment of the specified performance goal. Each award that vested was distributed on March 30, 2015 in Hudson City Bancorp common stock. The specified performance goal for half of these awards was based on the performance of Hudson City’s total shareholder return over the vesting period relative to the total shareholder returns of the companies included in the Keefe, Bruyette & Woods Regional Bank Index over the years 2012 through 2014, with threshold, target and maximum goals of the 25th, 50th and 75th percentiles respectively. Based on Hudson City’s total shareholder return at the 64th percentile of this group for this period, the Compensation Committee determined on January 27, 2015 that 128.2% of the stock units subject to that performance condition were available for vesting. The specified performance measure for the other half of these awards was Hudson City’s return on average tangible shareholder equity for 2012, with threshold, target and maximum goals of 5.0%, 6.0% and 7.5% respectively. Based on Hudson City’s actual return on average tangible shareholder equity for 2012 of 5.47%, the Compensation Committee determined on January 29, 2013 that 60.25% of the stock units subject to that performance condition are available for vesting. Under these variable deferred stock

(Notes continued on following page)

unit awards, the number of units to be distributed depended on the level of attainment of the performance goals, and the number of units available for vesting was interpolated linearly on attainment between threshold and target or between target and maximum levels. The goals were subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event would not materially adversely affect the rights of deferred stock unit holders.

(3)	These deferred stock units vested on March 30, 2015 based on continued employment through such date, and on Hudson City’s maintenance of a minimum leverage capital ratio of 8.0% throughout the period from January 1, 2012 through December 31, 2014, as certified by the Compensation Committee on January 27, 2015. This target was subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event would not materially adversely affect the rights of option holders. These deferred stock units are to be distributed in Hudson City Bancorp common stock, with 50% distributed upon vesting, and the remainder distributed on March 30, 2018.
(4)	These awards vest in substantially equal portions on January 1, 2014, 2015 and 2016 provided that the named executive officer continues in service through the applicable vesting date. Of each award that vests, 62.5% of the units will be distributed on June 18, 2016, with the remainder deferred until and distributed on June 18, 2019, in each case in Hudson City Bancorp common stock. Vesting of these awards was conditioned on Hudson City’s maintenance of a minimum leverage capital ratio of 8.5% throughout the period from April 1, 2013 through March 31, 2014, which was certified by the Compensation Committee on April 28, 2014. This goal was subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event would not materially adversely affect the rights of deferred stock unit holders. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of a discharge without cause or a resignation with good reason following closing of the Merger, unvested deferred stock units scheduled to vest on the next January 1 following the closing will vest on the date of termination on a pro-rated basis for service performed within the year of the closing. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of change in control, resignation for good reason and termination for cause for purposes of the awards. The figures in this table reflect the Compensation Committee’s 2014 decision to reduce by 50% the shares covered by these deferred stock unit awards for Messrs. Salamone and Hermance, described further under “Key Elements of the Compensation Package – Equity Compensation” above.
(5)	These awards vest in substantially equal portions on January 1, 2015, 2016 and 2017 provided that the named executive officer continues in service through the applicable vesting date. Of each award that vests, 62.5% will be distributed on March 29, 2017, with the remainder deferred until and distributed on March 29, 2020, in each case in Hudson City Bancorp common stock. Vesting of these awards was conditioned on Hudson City’s maintenance of a minimum leverage capital ratio of 8.5% throughout the period from January 1, 2014 through December 31, 2014. This goal was subject to mandatory adjustment in the event of an unforeseen or extraordinary circumstance so that the event would not materially adversely affect the rights of deferred stock unit holders. Based on Hudson City’s actual minimum leverage capital ratio for that period, the Compensation Committee certified on January 27, 2015 that this condition has been satisfied. A recipient generally forfeits a deferred stock unit award with performance conditions in the event the recipient terminates service before the vesting date or in the event that the performance goals are not met. In the event of a discharge without cause or a resignation with good reason following closing of the Merger, unvested deferred stock units scheduled to vest on the next January 1 following the closing will vest on the date of termination on a pro-rated basis for service performed within the year of the closing. Each deferred stock unit award is governed by the terms and conditions of its award notice, and of the Amended and Restated 2011 Stock Incentive Plan, which include definitions of change in control, resignation for good reason and termination for cause for purposes of the awards.

(Notes continued on following page)

(6)	All stock options have a ten-year term. Generally our options have an exercise price equal to the closing sales price for our common stock on the NASDAQ Global Select Market on the date of grant (or, where no sales occurred on the date of grant, the closing sales price on the closest prior date on which sales occurred). In certain cases, however, we have granted options with a designated pricing date that is three days after our first earnings announcement following the date of grant. For purposes of FASB ASC Topic 718, the grant date of these awards is considered to be the designated pricing date. The exercise prices for all options with expiration dates prior to 2016 include adjustments made to the original grant-date exercise price to reflect subsequent stock splits. In 2010 we modified the terms of outstanding option awards so that the expiration date is accelerated (if applicable) to the fifth anniversary of retirement, death or disability, to the three-month anniversary of voluntary resignation or discharge without “cause” and to the date of discharge for “cause.” The option grant dates and split-adjusted closing sales price for our common stock on the various options grants are as follows:

Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Option Award Date	Option Pricing Date (if Different)	NASDAQ Global Select Market Closing Sales Price on Option Award or Pricing Date ($)
Denis J. Salamone	1,125,000	7/21/2006		12.76
	337,500	1/26/2007		13.78
	375,000	1/25/2008		15.69
	300,000	1/23/2009		12.03
	187,500	1/19/2010	1/22/2010	13.12
	195,100	3/15/2011	4/25/2011	9.50
Anthony J. Fabiano	45,000	1/26/2007		13.78
	50,000	1/25/2008		15.69
	45,000	1/23/2009		12.03
	37,500	1/19/2010	1/22/2010	13.12
	17,800	3/15/2011	4/25/2011	9.50
James C. Kranz	225,000	7/21/2006		12.76
	67,500	1/26/2007		13.78
	150,000	1/25/2008		15.69
	127,500	1/23/2009		12.03
	75,000	1/19/2010	1/22/2010	13.12
	51,500	3/15/2011	4/25/2011	9.50
Tracey A. Dedrick	51,813	7/19/2011	7/22/2011	8.33
Thomas E. Laird	225,000	7/21/2006		12.76
	67,500	1/26/2007		13.78
	150,000	1/25/2008		15.69
	127,500	1/23/2009		12.03
	75,000	1/19/2010	1/22/2010	13.12
	45,900	3/15/2011	4/25/2011	9.50
Ronald E. Hermance, Jr. (deceased)	2,250,000	7/21/2006		12.76
	1,125,000	1/26/2007		13.78
	1,250,000	1/25/2008		15.69
	750,000	1/23/2009		12.03
	625,000	1/19/2010	1/22/2010	13.12
	437,500	3/15/2011	4/25/2011	9.50

(7)	Excluded from this table are variable deferred stock unit awards granted to Mr. Hermance covering 87,674 shares with terms as described in footnote (2) above, and 128,938 shares with terms as described in footnote (3) above. Service conditions for these awards were deemed satisfied on a pro-rated basis upon Mr. Hermance’s death on September 11, 2014, based on his service during the vesting period for such awards. Vesting of these awards remained subject to satisfaction of their performance goals as measured over the period from January 1, 2012 through December 31, 2014. Satisfaction of these performance goals was certified by the Compensation Committee on January 27, 2015. Accordingly, although service conditions for these awards were satisfied, they were not vested according to their terms as of December 31, 2014, and thus are not reported as vested in the “Option Exercises and Stock Vested Table” below. In addition, SEC guidance prevents us from listing these awards as “unearned” in the Outstanding Equity Awards at Fiscal Year-End Table, because their performance conditions through December 31, 2014 were satisfied.

The following table includes information on the stock awards that vested for the named executive officers during the last fiscal year. No option awards were exercised by the named executive officers during the last fiscal year.

OPTION EXERCISES AND STOCK VESTED TABLE — 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Denis J. Salamone	—	—	185,866	$1,838,215
Anthony J. Fabiano	—	—	30,366	300,320
James C. Kranz	—	—	59,766	591,085
Tracey A. Dedrick	—	—	53,366	523,097
Thomas E. Laird	—	—	53,232	526,465
Ronald E. Hermance, Jr. (deceased)	—	—	515,000	4,213,824

(1)	Represents the aggregate shares of Hudson City Bancorp stock covered by deferred stock units that vested during 2014. A portion of these vested deferred stock units are to be deferred and settled with the executives at a future date. Vested deferred stock units that are not settled on their vesting date are recorded in the “Nonqualified Deferred Compensation Table – Deferred Stock Unit Awards – 2014” table below.
(2)	Represents the aggregate vesting date value of shares of Hudson City Bancorp stock covered by deferred stock units that vested during 2014, based on the closing sales price for a share of our common stock on the NASDAQ Global Select Market on each vesting date.

Deferred Compensation under Deferred Stock Unit Awards

Beginning in 2011, our equity compensation program for our executive officers has included deferred stock unit awards that may provide for continued deferral after their vesting dates. The first of these awards, granted on March 15, 2011, vested on continued service through March 15, 2014 and Compensation Committee certification of the applicable performance goals on April 28, 2014. Half of these awards were distributed upon vesting. The remainder are scheduled to be distributed on March 15, 2017. Deferred stock unit awards granted to our named executive officers in 2013 also vested in part in 2014, on continued service through January 1, 2014 and Compensation Committee certification of the applicable performance conditions on April 28, 2014. These awards are scheduled to be distributed in two tranches on June 18, 2016 and 2019. SEC regulations require us to disclose the deferral of these vested awards in the Nonqualified Deferred Compensation Table.

NONQUALIFIED DEFERRED COMPENSATION TABLE —

DEFERRED STOCK UNIT AWARDS — 2014

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)
Denis J. Salamone	—	$1,126,629	$39,871	$13,670	$1,152,830
Anthony J. Fabiano	—	235,540	8,336	2,858	241,018
James C. Kranz	—	403,176	14,268	4,892	412,552
Tracey A. Dedrick	—	346,929	13,985	3,516	357,398
Thomas E. Laird	—	359,323	12,716	4,360	367,680
Ronald E. Hermance, Jr. (deceased)	—	2,246,840	74,970	2,321,810	—

(1)	Represents the aggregate vesting date value of deferred stock units with respect to Hudson City Bancorp stock that vested during 2014, but are scheduled to be settled after the vesting date, based on the closing sales price for a share of our common stock on the NASDAQ Global Select Market on the vesting date. The grant date fair value of these deferred stock unit awards are disclosed for the year of grant in the Summary Compensation Table above under column (E) – “Stock Awards”. In addition, the vesting date fair value is disclosed in the Option Exercises and Stock Vested Table above.

(Notes continued on following page)

(2)	Represents the value of dividend equivalents payable with regard to vested but unsettled deferred stock unit awards, and the change in value of the shares of Hudson City Bancorp stock covered by the unit award, from January 1, 2014 (or, if later, the date of vesting) through December 31, 2014 (or, if earlier, the date of distribution), based on the closing sales price for a share of our common stock on the NASDAQ Global Select Market for each applicable date. The Summary Compensation Table does not include reported earnings on these awards, as they did not accrue at above-market or preferential rates.
(3)	Consists of current payment of dividend equivalents on stock units, and, for Mr. Hermance, accelerated settlement of deferred stock units in shares of Hudson City Bancorp in connection with his death, pursuant to the terms of the awards.

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

The Hudson City Savings Bank Benefit Maintenance Plan provides for the payment of certain benefits that would otherwise be payable under the Employees’ Retirement Plan, but for certain limitations imposed by the Internal Revenue Code. Tax laws impose a limit (up to $255,000 for individuals retiring in 2014) on the average final compensation that we may count in computing benefits under the Employees’ Retirement Plan, and on the annual benefits ($210,000 in 2014) that we may pay. The Employees’ Retirement Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Salamone, Kranz, Laird and Hermance, benefits based on average final compensation in excess of tax limits are payable under the Benefit Maintenance Plan.

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

The following table sets forth information regarding pension benefits accrued by the named executive officers as of the end of the last fiscal year.

PENSION BENEFITS TABLE — 2014

Name	Plan Name	Number of Years of Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Denis J. Salamone	Retirement Plan for Employees	12.17	$820,909	—
	Benefit Maintenance Plan	26.75	6,923,054	—
Anthony J. Fabiano	Retirement Plan for Employees	8.83	595,988	—
	Benefit Maintenance Plan	—	—	—
James C. Kranz	Retirement Plan for Employees	30	2,202,470	—
	Benefit Maintenance Plan	30	2,184,248	—
Tracey A. Dedrick	Retirement Plan for Employees	—	—	—
	Benefit Maintenance Plan	—	—	—
Thomas E. Laird	Retirement Plan for Employees	30	2,050,131	—
	Benefit Maintenance Plan	30	1,597,259	—
Ronald E. Hermance, Jr. (deceased)	Retirement Plan for Employees	26.01	1,826,991	$27,251
	Benefit Maintenance Plan	26.01	10,553,491	155,878

(1)	As part of his initial employment negotiations, Mr. Salamone was granted 14.58 years of service credit under the Benefit Maintenance Plan for prior employment with his former employer. Mr. Hermance was granted 1.33 years of service credit under the Benefit Maintenance Plan and Retirement Plan for Employees. We have not granted any prior service credit to any of our executive officers since 2004.
(2)	We determined the figures shown as of the plan’s measurement date during 2014 under FASB ASC Topic 715 for purposes of Hudson City’s audited financial statements. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K. For purposes of this valuation, each named executive officer was assumed to commence receipt of benefits at the earliest time on or after December 31, 2014 when he or she would be eligible for an unreduced benefit, regardless of individual circumstances.

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

Benefits under the Profit Incentive Bonus Plan are generally payable upon termination of employment or retirement (including early retirement). No employer contributions were made to this plan for 2014.

        Employee Stock Ownership Plan. The Employee Stock Ownership Plan of Hudson City Savings Bank is a tax-qualified plan that covers substantially all salaried employees who have at least one year of service and have attained age 21. In 1999, Hudson City Bancorp loaned the plan enough money to purchase 27,879,376 of the shares of Hudson City Bancorp common stock (adjusted for stock splits) issued to investors other than Hudson City, MHC (or 3.76% of the total number of shares issued in our 1999 reorganization). The plan has purchased all 27,879,376 shares. In connection with the second-step conversion and stock offering completed on June 7, 2005, Hudson City Bancorp loaned the plan enough money to purchase an additional 15,719,223 of the shares of Hudson City Bancorp common stock (or 4% of the total number of shares issued in our second-step conversion and stock offering). The plan has purchased all 15,719,223 shares. As a condition to the extension of the 2005 loan, Hudson City Bancorp and the trustee of the plan renegotiated the terms (including the interest rate and maturity) of the 1999 loan. Although contributions to this plan are discretionary, Hudson City Savings intends to contribute enough money each year to make the required principal and interest payments on the loans from Hudson City Bancorp. Any additional contributions are discretionary. Both the 1999 loan (as extended) and the 2005 loan mature on December 31, 2044. Each loan calls for level annual payments of principal and interest. The plan has pledged the shares it purchased as collateral for the loan and holds them in a suspense account. The plan released 962,185 of the pledged shares during 2014. We expect the plan will release 962,185 of the shares annually in the years 2015 through 2043, and release the remaining shares in 2044. The plan will allocate the shares released each year among the accounts of participants in proportion to their base salary for the year. For example, if a participant’s base salary for a year represents 1% of the total base salaries of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. The trustee of the plan will usually vote the shares in the suspense account in a way that mirrors the votes which participants cast for shares in their individual accounts.

Benefit Maintenance Plan. The “supplemental savings benefit” under the Benefit Maintenance Plan of Hudson City Savings Bank is a non-qualified benefit that permits selected individuals to defer amounts that would otherwise be deferred under the Profit Incentive Bonus Plan, but for certain limitations imposed by the Internal Revenue Code. This aspect of the Benefit Maintenance Plan was frozen as of December 31, 2004 and no additional amounts may be deferred thereunder. In 2010, Mr. Hermance had his balance under this benefit transferred to his account under our non-qualified deferred compensation plan for named executive officers. As of December 31, 2014, Messrs. Salamone and Kranz had balances under this benefit. This benefit credits account balances with interest at the end of each calendar quarter at the highest rate of interest credited on certificates of deposit issued by Hudson City Savings during the calendar quarter. During 2014, this benefit credited balances using an interest rate of 1.42% for each calendar quarter. The supplemental savings benefit allows for distribution of accounts in a single lump sum (unless the participant elects to receive annual installments over a period not to exceed fifteen years) as soon as administratively practicable on or after the first day of the calendar quarter coinciding with or next following (i) the participant’s termination of employment, (ii) the participant’s attainment of a designated age not earlier than age 59-1/2 and not later than age 70-1/2, (iii) the earlier of (i) and (ii), or (iv) the later of (i) and (ii), as elected by the participant, with (i) being the default if no election is made.

The Benefit Maintenance Plan also provides a “supplemental ESOP benefit” and a “restored ESOP benefit” to certain executives with respect to their participation in the qualified Employee Stock Ownership Plan. The supplemental ESOP benefit consists of a payment representing shares that we cannot allocate under the Employee Stock Ownership Plan due to the legal limitations imposed on tax-qualified plans. See “Compensation of Executive Officers and Directors — Deferred Compensation — Employee Stock Ownership Plan” for a discussion of the Employee Stock Ownership Plan of Hudson City Savings Bank, including the share allocation formula thereunder. This benefit is paid in cash in a single lump sum as soon as practicable following the last day of the year of termination of service (or in such other form as elected within 30 days after becoming eligible for the supplemental benefit) in an amount determined by multiplying the number of shares payable under the supplemental ESOP benefit by the closing price of Hudson City Bancorp’s common stock as reported on the NASDAQ Global Select Market. The restored ESOP benefit consists of a payment representing shares that the Employee Stock Ownership Plan and supplemental ESOP benefit would have allocated to a participant who retires before the repayment in full of the Employee Stock Ownership Plan’s loans if his employment had continued through the full term of the loans. The restored ESOP benefit is payable in cash in a single lump sum as soon as practicable following the last day of the calendar year of termination of service (or in such other form as elected within 30 days after becoming eligible for such benefit). The plan determines the value of the benefit by multiplying the number of shares allocable under the restored ESOP benefit by the average closing price of Hudson City Bancorp’s common stock reported on the NASDAQ Global Select Market at the end of each quarter during the twelve quarters immediately preceding termination of service.

In December, 2012, Messrs. Salamone and Hermance entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amended the Benefit Maintenance Plan for these executives to provide that, if the Merger were to become effective, the ESOP-related benefits available to each under the Benefit Maintenance Plan would be limited to the amount he would have received on repayment of the loans under the ESOP and the resulting allocation of shares, if his supplemental ESOP account were held in the ESOP. These letter agreements further provide that, for purposes of determining the cash value of these ESOP-related benefits for each of these executives, share equivalents will be deemed to have a per share value equal to the average closing price of Hudson City Bancorp common stock for the last business day of each of the last 12 quarters to end immediately prior to the date of termination of employment. In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of these letter agreements will cease to have any effect. Mr. Hermance’s ESOP-related benefits were paid out to his designated beneficiary in early 2015, consistent with the terms of the Benefit Maintenance Plan. Because the payments were made in advance of any merger with M&T, Mr. Hermance’s December 2012 letter agreement did not impact the amount of benefits paid.

The following table sets forth information regarding nonqualified deferred compensation our named executive officers earned during the last fiscal year under the Benefit Maintenance Plan.

NONQUALIFIED DEFERRED COMPENSATION TABLE —

BENEFIT MAINTENANCE PLAN — 2014

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)
Denis J. Salamone	—	$165,145	$127,905	$25,307	$1,684,296
Anthony J. Fabiano	—	38,404	2,985	583	73,583
James C. Kranz	—	46,804	29,290	5,887	392,936
Tracey A. Dedrick	—	32,910	1,938	373	55,834
Thomas E. Laird	—	35,840	18,449	3,763	251,136
Ronald E. Hermance, Jr.	—	197,371	263,497	51,797	3,306,427

(1)	The Summary Compensation Table includes registrant contributions under the caption “All Other Compensation” in the Summary Compensation Table.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.
(3)	Consists of current payment of dividend equivalents on stock units.

Other Deferred Compensation Program. We maintain a non-qualified deferred compensation plan pursuant to which our named executive officers may elect to defer all or any portion of their base salary, bonus or cash incentive under the Executive Annual Incentive Plan. Base salary at a rate in excess of $1 million annually for any named executive officer is automatically deferred. Executives may elect to invest these deferrals in phantom units of our common stock or in an interest-bearing account that the plan credits with interest on a quarterly basis based on the highest rate of interest Hudson City Savings paid to depositors during the quarter. This plan will pay deferred amounts, adjusted for earnings and/or losses, following termination of employment or at specified dates that the named executive officer has selected prior to the deferral.

The following table sets forth information regarding nonqualified deferred compensation our named executive officers earned during the last fiscal year under the other non-qualified defined contribution plan.

NONQUALIFIED DEFERRED COMPENSATION TABLE —

OFFICERS’ DEFERRED COMPENSATION PLAN — 2014

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Denis J. Salamone	$102,500	—	$18,704	—	$382,460
Anthony J. Fabiano	—	—	—	—	—
James C. Kranz	—	—	—	—	—
Tracey A. Dedrick	—	—	—	—	—
Thomas E. Laird	—	—	—	—	—
Ronald E. Hermance, Jr. (deceased)	227,692	—	353,947	—	4,835,020

(1)	The Summary Compensation Table includes executive contributions under the captions “Salary” and “Non-Equity Incentive Plan Compensation,” as applicable.
(2)	The Summary Compensation Table does not include reported earnings, as they did not accrue at above-market or preferential rates.

Termination and Change in Control Benefits

Hudson City provides additional benefits, not included in the previous tables, to the named executive officers in the event of retirement, termination of employment in certain circumstances, or a change in control.

Employment Agreements. Pursuant to the terms of the employment agreements with each of Messrs. Salamone and Fabiano, in the event that Hudson City Savings or Hudson City Bancorp discharges the executive without cause, Hudson City will provide the executive with the following severance benefits:

•	continued group life, health, dental, accident and long-term disability insurance benefits for the severance period (generally 3 years for Mr. Salamone and 2 years for Mr. Fabiano, but 3 years upon termination of employment after a change in control);

•	a lump sum payment equal to the estimated present value of the executive’s base salary for the severance period at the highest annual salary rate paid, plus bonuses for the remaining employment period at the rate (expressed as a percentage of salary) paid for the three-year period ending on or immediately prior to the date of termination;

•	for Mr. Salamone, a lump sum supplemental pension makeup payment under the qualified and nonqualified defined benefit and defined contribution pension plans (including the employee stock ownership plan) computed as if Mr. Salamone had continued employment for the severance period; and

•	for Mr. Salamone, at the election of Hudson City Bancorp or Hudson City Savings, a lump sum payment in an amount equal to the spread of any options held by him or the value of any restricted stock held by him, in exchange for such options or restricted stock, computed in each case as if he was fully vested at the time of payment.

The same severance benefits are payable if the executive resigns under any of the following circumstances:

•	within 90 days following a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities that is not cured within 30 days following notice;

•	involuntary relocation of the executive’s principal place of employment to a location that is not the principal executive office of Hudson City Savings or that is over 25 miles in distance from Hudson City Savings’ principal office in Paramus, New Jersey and over 25 miles from his principal residence;

•	reduction in base salary; change in the terms and conditions of any compensation or benefit program that alone, or in conjunction with other changes, has a material adverse effect on the aggregate value of the executive’s total compensation package (other than as a result of certain across-the-board reductions) that is not cured within 30 days following notice; or

•	other material breach of any material term of the agreement by Hudson City Bancorp or Hudson City Savings that is not cured within 30 days following notice.

In addition, Mr. Salamone’s employment agreement provides that, for 60 days after a change of control, Mr. Salamone may resign for any reason or no reason and collect severance benefits as if he had resigned for good reason. For a termination after a change of control, severance benefits are calculated based on a remaining term of three years.

Mr. Salamone has entered into a letter agreement with Hudson City Bancorp and Hudson City Savings in connection with the Merger. This letter agreement amends the terms of his employment agreements as follows:

•	cash incentive award for 2014 will not be recognized for purposes of calculating bonus severance to the extent it exceeds Mr. Salamone’s target opportunity for that year;

•	on consummation of the Merger, any bonus severance payable to or on behalf of Mr. Salamone will not be less than that which would have been paid if the merger had closed and employment had terminated in 2012;

•	on a termination on or after consummation of the Merger, in connection with which the employee stock ownership plan is to be terminated, no severance will be paid in connection with any continued benefits the executive might have received under that plan or any related supplemental plan for the remaining employment term; and

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of this letter agreement will cease to have any effect.

If Hudson City Bancorp or Hudson City Savings experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of its assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an “excess parachute payment” under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements between Mr. Salamone and Hudson City Bancorp, Hudson City Bancorp would reimburse Mr. Salamone for the amount of this excise tax and would make an additional indemnification payment so that, after payment of the initial excise tax and all additional income and excise taxes imposed on the indemnification payment, the executive would retain approximately the same net after-tax amounts under the employment agreement that he would have retained if there was no 20% excise tax. The effect of this provision is that Hudson City Bancorp, rather than the executive, bears the financial cost of the excise tax. Neither Hudson City Savings nor Hudson City Bancorp could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment. Of our current officers, only Mr. Salamone has employment agreements that contain this excise tax reimbursement and tax indemnity. Hudson City has not entered into an employment agreement with these provisions since 2001, and it is our policy not to include excise tax reimbursement and tax indemnity provisions in new employment agreements in the future.

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

Mr. Hermance’s employment agreements with Hudson City Bancorp and Hudson City Savings were on substantially the same terms as Mr. Salamone’s agreements described above.

Change in Control Agreements. Hudson City Bancorp and Hudson City Savings have jointly entered into two-year change in control agreements with Mr. Kranz, Ms. Dedrick and Mr. Laird (as well as each of the other thirteen executive officers). The term of these agreements is perpetual until the later of (a) one year after Hudson City gives notice of non-extension and (b) two years following the most recent change of control or pending change of control that occurs within one year following notice of non-extension.

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

As of November 5, 2014, Mr. Kranz, Ms. Dedrick and Mr. Laird (as well as each of the other thirteen executive officers) have entered into letter agreements with Hudson City Bancorp and Hudson City Savings in connection with the Merger. These letter agreements amend the terms of their change in control agreements as follows:

•	cash incentive awards for 2014 will not be recognized for purposes of calculating bonus severance to the extent they exceed the executive’s target opportunity;

•	for Executive Vice Presidents such as Mr. Kranz, Ms. Dedrick and Mr. Laird, on consummation of the Merger, any bonus severance payable to or on behalf of the executive will not be less than that which would have been paid if the merger had closed and employment had terminated in 2012;

•	no severance payments will be provided with respect to any long-term non-equity incentive compensation or defined contribution benefits the executive might have been eligible to receive on continued service;

•	no elective payments will be made by Hudson City Bancorp or Hudson City Savings in exchange for any options or restricted stock held by the executive;

•	in the event that any payments or benefits due to the executive would be deemed “excess parachute payments” under current federal tax laws, those payments and benefits will be reduced to the minimum extent needed to prevent any payment or benefit from being deemed an “excess parachute payment,” but only if such reduction would not reduce the executive’s overall benefit on an after-tax basis.

In the event that the Merger does not become effective and the Merger Agreement is terminated, these provisions of the letter agreements will cease to have any effect.

The following table sets forth estimates of the amounts that would be payable to each of our named executive officers who was employed as of December 31, 2014, in the event of their termination of employment on December 31, 2014 under designated circumstances. Securities and Exchange Commission rules require that we assume for purposes of these estimates that the termination or change in control triggering the payment or benefit took place on the last day of our last completed fiscal year. The table does not include amounts payable under broad-based termination benefits programs that are generally applicable to all salaried employees or vested, accrued benefits under qualified and non-qualified defined benefit or actuarial pension plans or qualified or non-qualified deferred compensation plans that are disclosed elsewhere in this proxy statement. See “Compensation of Executive Officers and Directors — Post-Employment Compensation”. The estimates of payments or benefits after or in connection with a change of control set forth below take into account any special contract, award or other provisions that would be triggered only on closing of the Merger. In the event of a change of control where the Merger Agreement does not apply, the values of resulting payments and benefits could be higher or lower than the figures disclosed below, either individually or in the aggregate. The estimates shown are highly dependent on a variety of factors, including but not limited to: the date of termination, the closing sales price of our common stock on such date, interest rates, federal, state and local tax rates and compensation history. Actual payments due could vary substantially from the estimates shown. In general, we consider each termination scenario listed below to be exclusive of all other scenarios and do not expect that any of our executive officers would be eligible to collect the benefits shown under more than one termination scenario.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL — 2014

	Mr. Salamone	Mr. Fabiano	Mr. Kranz	Ms. Dedrick	Mr. Laird
Retirement/Early Retirement
Early Retirement Subsidy (1)	$593,833	—	—	—	$229,555
Retiree Health/Life Insurance (2)	201,162	—	$208,779	—	208,404
Stock Unit Award Vesting (3)	3,548,038	—	859,704	—	766,706
Restored ESOP Benefit (4)	5,136,495	—	—	—	—
Disability
Salary Continuation (5)	600,000	$300,000	259,600	$237,505	231,750
Disability Retirement Subsidy (6)	1,198,854	—	—	—	480,013
Retiree Health/Life Insurance (2)	201,162	—	208,779	—	208,404
Stock Unit Award Vesting (3)	3,548,038	463,405	859,704	712,158	766,706
Restored ESOP Benefit (4)	5,136,495	—	—	—	—
Death
Stock Unit Award Vesting (3)	3,548,038	463,405	859,704	712,158	766,706
Restored ESOP Benefit (4)	5,136,495	—	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason – No Change of Control
Stock Unit Award Vesting (3)	3,548,038	—	859,704	—	766,706
Cash Payment(s) (7)	7,117,194	2,374,853	1,841,220	1,730,099	1,684,272
Other In-kind Benefits (8)	235,551	48,370	227,611	48,370	230,296
Retirement Subsidy (9)	2,319,306	—	109,389	—	340,367
Restored ESOP Benefit (4)	5,136,495	—	—	—	—
Discharge w/o Cause or Resignation w/ Good Reason – After Change of Control
Stock Unit Award Vesting (3)	5,342,034	1,019,300	1,534,264	1,280,075	1,384,487
Cash Payment(s) (7)	7,117,194	3,556,237	1,841,220	1,730,099	1,684,272
Other In-kind Benefits (8)	235,551	71,017	227,611	48,370	230,296
Retirement Subsidy (9)	2,319,306	—	109,389	—	340,367
Supplemental ESOP Benefit (10)	1,547,834	41,805	406,300	27,244	255,562
280G Tax Indemnification Payment/Cutback (11)	—	—	—	(76,837)	—
Change of Control – No Termination of Employment
Stock Unit Award Vesting (3)	1,113,200	345,092	393,668	345,092	367,019
Retirement Subsidy (9)	593,833	—	—	—	229,555
Supplemental ESOP Benefit (10)	1,633,758	44,126	428,855	28,756	269,749
280G Tax Indemnification Payment/Cutback (11)	—	—	—	—	—

(1)	Participants are entitled to a reduced early retirement allowance under the Employees’ Retirement Plan and Benefit Maintenance Plan upon termination of employment after age 60 with at least five years of credited service or at least 30 years of credited service regardless of age. The plans calculate the early retirement benefit under the same formula as the normal retirement benefit, but base the early retirement benefit on compensation and credited service as of the date of termination of employment, and reduce the benefit by 2/12 of 1% for each of the first 120 months that payment commencement precedes the normal retirement date. A participant who has completed at least 30 years of service and wants to begin payment before age 55 is entitled to the actuarial equivalent to the benefit payable at age 55. At December 31, 2014, Messrs. Salamone and Laird were eligible for early retirement benefits. The figure shown for the Early Retirement Subsidy shows the additional value of this early retirement benefit over the normal retirement benefit disclosed in the Pension Benefits Table – 2014, above. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.

(Notes continued on following page)

(2)	Individuals are entitled to post-retirement medical benefits and life insurance upon normal or early retirement after attainment of ten years of continuous service. In 2007 we capped our obligation to individuals under this policy to annual coverage rates for 2007. Each individual receiving benefits under this policy is thus responsible for annual coverage costs in excess of those 2007 rates. In addition, individuals who retire before the year they would attain age 65 are also responsible for a percentage of the coverage costs at 2007 rates. The amount of this responsibility is based on how early the individual retires and includes 5% of such costs for each year that the year in which they retire precedes the year in which they would attain age 65. At December 31, 2014, Messrs. Salamone, Kranz and Laird were eligible for retiree insurance benefits. The reported figure reflects the estimated present value of the future premium cost of such benefits for the named individual eligible for this benefit on December 31, 2014, calculated on the basis of the assumptions used by Hudson City in measuring its liability for such benefits for financial statement purposes under FASB ASC Topic 715. For more information concerning the assumptions used for these calculations, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(3)	Vesting of each deferred stock unit award granted under our Amended and Restated 2011 Stock Incentive Plan is subject to satisfaction of both service and performance conditions, which may accelerate in certain events. For deferred stock unit awards granted in 2012, service conditions would be satisfied with respect to a pro-rated portion of the awards upon retirement or termination for death or disability. Deferred stock unit awards granted in 2013 or 2014 would be forfeited upon retirement or termination for death or disability prior to the applicable service date. Performance conditions for deferred stock unit awards granted in 2012, 2013 and 2014 would be deemed satisfied at the target level in the event of a change of control that occurs during the applicable performance period. Service conditions for deferred stock unit awards granted in 2012 would be deemed satisfied in full in the event of discharge without cause or resignation with good reason after a change of control. In the event of a discharge without cause or a resignation with good reason following the closing of the Merger, unvested deferred stock units granted in 2013 and 2014 that are scheduled to vest on the next January 1 following the closing will vest on the date of termination on a pro-rated basis for service performed within the year of the closing. In addition, settlement of deferred stock units granted in 2011 will accelerate upon a change of control, and settlement of deferred stock units granted in 2012, 2013 and 2014 will accelerate upon termination of employment within 2 years after a change of control. The figures shown reflect the value of any deferred stock unit awards for which performance or service conditions would be deemed satisfied, and the value of any deferred stock unit awards for which settlement would be accelerated, in each case calculated based on a per share value of $10.12, which is the closing sales price for a share of our common stock on December 31, 2014.
(4)	Upon retirement, or termination for disability or death before the occurrence of a change of control, the ESOP-related portion of the Benefit Maintenance Plan would provide for payment to participating executives of a restored ESOP benefit described above under “Compensation of Executive Officers and Directors — Deferred Compensation — Benefit Maintenance Plan.” Only Messrs. Salamone and Hermance have been designated for participation in this benefit.
(5)	The employment agreements in effect for Messrs. Salamone and Fabiano provide for salary continuation payments following termination due to disability for the remaining contract term or until group long-term disability benefits begin. The change in control agreements in effect for Mr. Kranz, Ms. Dedrick and Mr. Laird provide for salary continuation payments following termination due to disability after a change of control or pending change of control. The figures shown assume payment of full salary for 180 days, equal to the waiting period for benefits under our group long-term disability program, without discount for present value.
(6)	The Employees’ Retirement Plan and Benefit Maintenance Plan entitle participants to a disability retirement allowance upon the requisite certification of disability prior to attainment of the normal retirement date with at least ten years of credited service (at least five of which are with Hudson City Savings). The plans calculate the disability retirement benefit under the same formula as the normal retirement benefit, but do not reduce the benefit for early receipt. Payment of the disability retirement allowance will commence at least 30, but no later than 90, days after the retirement committee has approved an executive’s application. At December 31, 2014, Messrs. Salamone and Laird were eligible for disability retirement benefits. The figure shown for the Disability Retirement Subsidy reflects the present value of a pension payable to the named individual commencing on July 1, 2015 (the end of an assumed 6-month salary continuation period) and continuing until age 65 with no mortality assumption and a discount rate of 3.85% per annum. For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.

(Notes continued on following page)

(7)	The employment agreements in effect for Messrs. Salamone and Fabiano provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary) and additional qualified and non-qualified defined contribution plan benefits that would be earned during the designated severance period. The figures shown for Mr. Salamone reflect a severance period of three years. The figures shown for Mr. Fabiano reflect a severance period of two years for a termination of employment in the absence of a change of control, and a severance period of three years for a termination of employment following a change of control. The change in control agreements in effect for Mr. Kranz, Ms. Dedrick and Mr. Laird provide for a lump sum cash payment equal to the present value of the salary payments, estimated cash incentives (based on the prior three-years’ cash incentives, as a percentage of salary) and additional qualified and non-qualified defined contribution plan benefits that would be earned during the remaining contract term of two years. Pursuant to the Merger Agreement, the severance payable based on cash incentives for each of these officers is no less than the amount that would have applied to a termination of employment on August 27, 2012. The change of control agreements for Mr. Kranz, Ms. Dedrick and Mr. Laird impose a cap on the aggregate compensation they may provide, which may not exceed three times average annual total compensation for the past five years. The figures for Ms. Dedrick includes a reduction by $202,179 to avoid exceeding this cap. All figures assume an annual discount rate of 0.34%, except for the figures for cash incentives for termination of employment on August 27, 2012, which were calculated using the discount rate of 0.25% in effect as of that date.
(8)	The employment agreements in effect for Messrs. Salamone and Fabiano and the change in control agreements in effect for Mr. Kranz, Ms. Dedrick and Mr. Laird provide for continued health, life and other insurance benefits for the remaining contract term, with an offset for benefits provided by a subsequent employer. The figures shown represent the present value of continued insurance benefits for an assumed remaining contract term of three years for Mr. Salamone, and, after a change of control, for Mr. Fabiano, using an annual discount rate of 1.70%, and a fixed period of two years for Mr. Kranz, Ms. Dedrick and Mr. Laird, and, in the absence of a change of control, for Mr. Fabiano, using an annual discount rate of 0.34%, and assume no offset for benefits provided by a subsequent employer. The figures shown for Messrs. Salamone, Kranz and Laird include the post-retirement medical benefits for which those individuals are eligible, as discussed above in footnote (1) to this table.
(9)	In the event of a change in control, our Benefit Maintenance Plan provides for supplemental pension benefits beginning immediately without reduction for early payment. In addition, the employment agreements in effect for Messrs. Salamone and Fabiano, and the change in control agreements in effect for Mr. Kranz, Ms. Dedrick and Mr. Laird, provide for cash payments of the additional qualified and non-qualified pension plan benefits that would be earned during the remaining contract term. The figures shown for payments related to a change of control, or a termination or resignation after a change of control include the present value of an un-reduced pension under our qualified and non-qualified defined benefit plans payable beginning January 1, 2014 and ending at age 65. In addition, the figures provided for discharge or resignation include the present value of the increased benefits that each named individual would have earned under our qualified and non-qualified pension plans if his or her service had continued for an additional three years (in the case of the employment agreements) or two years (in the case of the change in control agreements). For the mortality, discount rate and other assumptions used for this purpose, please refer to note 11(a) to the audited financial statements included in the Original Form 10-K.
(10)	In the event of a change in control, our tax-qualified Employee Stock Ownership Plan would sell the shares of our common stock held in a suspense account for future allocation to employees. The plan would then apply a portion of the proceeds from this sale to repay the outstanding balance on the loans used to purchase the unallocated shares. The plan would then distribute the remaining unallocated shares (or the proceeds from their sale) on a pro-rata basis among the accounts of plan participants. We estimate this distribution to be approximately $12.03 per allocated share, based on: 10,265,384 allocated and undistributed shares; 16.9 million unallocated shares and $20,111 cash in the suspense account for an outstanding loan of $47.6 million; 12.0 million unallocated shares and $75,001 cash in the suspense account for an outstanding loan of $170.1 million; and stock price of $10.12 per share, which is the closing sales price for a share on the NASDAQ Global Select Market on December 31, 2014. The Benefit Maintenance Plan would apply a corresponding earnings credit to accumulated share equivalents provided under the ESOP-related portion of that plan. The figures shown represent an estimated earnings credit of $12.03 per share equivalent credited to each of the named individuals.
(11)	The employment agreement between Mr. Salamone and Hudson City Bancorp provides that Hudson City Bancorp will indemnify him, on a net after-tax basis, against the effects of a 20% federal excise tax on “excess parachute payments.” Excess parachute payments are payments that are contingent on a change in control, where the aggregate value of such payments equals or exceeds three times the individual’s average W-2 earnings for the period of five consecutive calendar years ending prior to the date of the change in control. The figure shown reflects an estimate of the indemnification payment that would be due to Mr. Salamone. The employment agreement for Mr. Fabiano and the change in control agreements in effect for Mr. Kranz, Ms. Dedrick and Mr. Laird provide for a cut-back to payments and benefits to those executives in the event that any payments or benefits owed to them would amount to “excess parachute payments,” but only if the cut-back would not reduce the value of payments and benefits owed to them on a net after-tax basis.

Mr. Hermance’s long employment with Hudson City terminated when he passed away on September 11, 2014. In connection with his death, distribution of the benefits set forth for Mr. Hermance under each “Nonqualified Deferred Compensation Table” above has commenced, as has payment of the pension benefit set forth for Mr. Hermance in the “Pension Benefits Table” above. In each case payment has or is being made to Mr. Hermance’s designated beneficiary in accordance with the respective plan. Distribution was accelerated for deferred stock unit awards granted to Mr. Hermance in 2011 and 2013 that had vested prior to Mr. Hermance’s death, as reflected in the “Aggregate Withdrawals/Distributions” column under the “Nonqualified Deferred Compensation Table – Deferred Stock Unit Awards – 2014”. In addition, service conditions were deemed satisfied on a pro-rated basis for the deferred stock unit awards granted to Mr. Hermance in 2012. The total value of the share units affected by this accelerated vesting is $2,585,159, based on a per share value of $10.12, which is the closing sales price for a share of our common stock on December 31, 2014. In addition, a payment of $7,113,328 has been made to Mr. Hermance’s designated beneficiary under the terms of the restored ESOP benefit of the Benefit Maintenance Plan. This benefit applies upon retirement, or termination for disability or death before the occurrence of a change of control, and is described above under “Compensation of Executive Officers and Directors — Deferred Compensation — Benefit Maintenance Plan.”

Director Compensation

Cash Compensation. Non-employee directors received the following cash compensation for service on the Boards of Directors of Hudson City Bancorp, Inc. and Hudson City Savings Bank and the respective Board committees during 2014:

Non-Employee Board Member Compensation
Annual Retainer	$50,000
Meeting Fee	1,500
Lead Independent Director Compensation
Additional Annual Retainer	25,000
Non-Employee Committee Member Compensation
Meeting Fee	1,500
Committee Chair Additional Annual Retainers
Audit Committee	15,000
Compensation Committee	15,000
Nominating & Governance Committee	10,000
Risk Committee	15,000

Stock Compensation. From 2006 through 2011, each non-employee director received an annual grant of options to purchase shares of Hudson City Bancorp common stock. The grants were made and priced on or about the date of the annual meeting of shareholders in that year. Beginning in 2010, Hudson City Bancorp started the transition from an equity compensation program for non-employee directors consisting of stock options to one consisting of deferred stock units. In March 2014, the Compensation Committee authorized awards to each non-employee director of 7,693 deferred stock units. These units vested on April 1, 2015, and will be distributed to each non-employee director upon the first day of the calendar month following the sixth month anniversary of termination of service as a director. Prior to distribution, dividend equivalents on these deferred stock units will be paid in cash consistent with the dividends paid on Hudson City Bancorp’s common stock.

Outside Directors Consultation Plan. The Outside Directors Consultation Plan provides continued compensation following termination of service as a director to eligible outside directors who agree to serve as consultants to Hudson City Savings. A director is eligible to participate if he or she became a director before January 1, 2005 and retires after attaining age 65 and completing 10 years of service as an outside director. The monthly consulting fee is equal to the sum of (a) 5/12 of 1% of the annual board retainer fee in effect at the date of termination of service plus (b) 5% of the fee for attendance at a meeting of the board of directors in effect at the date of termination of service as a director, multiplied by the number of full years of service as an outside director, to a maximum of 20 years of service. A director’s consulting arrangement will continue for 120 months or until an earlier date when the director withdraws from the performance of consulting services. If a change of control of Hudson City Bancorp or Hudson City Savings occurs, this plan will settle all of its obligations by lump sum payment to all participants and will then terminate. In computing these obligations, each eligible non-employee director is presumed to have attained age 65 and completed 20 years of service. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Mr. Golding is the only outside director who is not eligible to participate in this plan. In recognition of his contributions, including in particular his service as chair of the Board’s risk committee during the current era of heightened regulatory scrutiny, the Board has approved a one-time payment to Mr. Golding of $330,000, conditioned on completion of the Merger.

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

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)(5)	Total ($)
Michael W. Azzara	$114,000	$75,000	—	—	$23,269	$212,269
William G. Bardel	150,500	75,000	—	—	33,569	259,069
Scott A. Belair	112,100	75,000	—	—	33,569	220,669
Victoria H. Bruni	110,000	75,000	—	—	26,469	211,469
Cornelius E. Golding	125,500	75,000	—	—	36,875	237,375
Donald O. Quest, M.D.	102,500	75,000	—	—	33,569	211,069
Joseph G. Sponholz	117,500	75,000	—	—	33,569	226,069

(1)	Includes retainers, meeting fees, and committee meeting fees earned during the fiscal year, whether the director received payment of such fees or elected to defer them.
(2)	Represents the aggregate grant-date fair value of deferred stock units granted to the director during the applicable year, calculated in accordance with FASB ASC Topic 718 for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to note 11(e) to the audited financial statements, included in on the Original Form 10-K. The grant date fair value of the deferred stock units granted to the director in 2014 was $9.75 per share. The total number of deferred stock units outstanding to each non-employee director at December 31, 2014 was: Mr. Azzara, 31,921; Mr. Bardel, 31,921; Mr. Belair, 31,921; Ms. Bruni, 31,921; Mr. Golding, 52,582; Dr. Quest, 31,921; and Mr. Sponholz, 31,921.
(3)	The total number of options outstanding to each non-employee director at December 31, 2014 was: Mr. Azzara, 272,917 with a weighted average exercise price of $13.85; Mr. Bardel, 272,917 with a weighted average exercise price of $13.85; Mr. Belair, 272,917 with a weighted average exercise price of $13.85; Ms. Bruni, 272,917 with a weighted average exercise price of $13.85; Mr. Golding, 60,417 with a weighted average exercise price of $11.52; Dr. Quest, 272,917 with a weighted average exercise price of $13.85; and Mr. Sponholz, 272,917 with a weighted average exercise price of $13.85.
(4)	Does not include the value of compensation that may become payable under the Outside Directors Consultation Plan following termination of service as a director, as these amounts are only payable in consideration for a written agreement to provide post-termination consulting services. This plan has been suspended for individuals who become non-employee directors after December 31, 2004. Certain directors participate in a voluntary deferred compensation plan under which they may invest deferred amounts in phantom shares of our common stock or in a phantom account to which we credit interest quarterly based on the highest rate of interest paid to depositors by Hudson City Savings for the quarter. Neither of these investment options produces above-market earnings reportable in this table.
(5)	The figure for each named individual represents the amount of cash contributions made by Hudson City Bancorp during the fiscal year to charities that the named individual designates pursuant to Hudson City Bancorp’s charitable contribution matching program, as well as phantom dividends on deferred stock units, as follows:

Name	Matching Charitable Gifts ($)	Dividends on Unvested Stock Units ($)
Michael W. Azzara	$19,700	$3,569
William G. Bardel	30,000	3,569
Scott A. Belair	30,000	3,569
Victoria H. Bruni	22,900	3,569
Cornelius E. Golding	30,000	6,875
Donald O. Quest, M.D.	30,000	3,569
Joseph G. Sponholz	30,000	3,569

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following table sets forth, as of April 1, 2015, certain information as to Hudson City Bancorp common stock beneficially owned by persons owning in excess of 5% of the outstanding shares of the Company’s common stock. We know of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 1, 2015. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission and with Hudson City Bancorp pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under the caption “Directors and Executive Officers,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (a) over which that person has or shares, directly or indirectly, voting or investment power, or (b) of which that person has the right to acquire beneficial ownership at any time within 60 days after April 1, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, (x) each shareholder shown in the table below has sole voting and sole investment power with respect to the shares of common stock indicated and (y) none of such shares are listed because the person has the right to acquire beneficial ownership within 60 days after April 1, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent (1)
Employee Stock Ownership Plan Trust of Hudson City Savings Bank (2) West 80 Century Road Paramus, New Jersey 07652	39,130,922	7.4%
Human Resources Committee of Hudson City Savings Bank (3) West 80 Century Road Paramus, New Jersey 07652	42,135,318	8.0
The Vanguard Group (4) 100 Vanguard Blvd. Malvern, Pennsylvania 19355	34,840,826	6.6
BlackRock, Inc. (5) 40 East 52nd Street New York, New York 10022	28,964,702	5.5
State Street Corporation (6) State Street Financial Center One Lincoln Street Boston, Massachusetts 02111	27,075,109	5.1

(1)	Based on the 528,908,735 total outstanding shares of Hudson City Bancorp as of December 31, 2014.
(2)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2015. The Human Resources Committee, a plan fiduciary, shares voting and investment power with participants in the Employee Stock Ownership Plan.
(3)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2015. The Human Resources Committee has sole voting and sole investment power over 699,773 shares in the Hudson City Savings Bank Retirement Plan for Employees. The Human Resources Committee shares voting power over 39,130,922 shares and shares investment power over 41,435,545 shares, which number of shares includes the 39,130,922 shares also indicated as beneficially owned by the Employee Stock Ownership Plan Trust of Hudson City Savings Bank.
(4)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2015. The Schedule 13G/A was filed by The Vanguard Group for itself and as the parent holding company for 2 of its subsidiaries (each identified on Appendix A to the Schedule 13G/A). Neither of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G/A, The Vanguard Group has sole voting power over 815,992 shares, sole investment power over 34,051,610 shares and shared investment power over 789,216 shares.

(Notes continued on following page)

(5)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2015. The Schedule 13G/A was filed by BlackRock, Inc. for itself and as the parent holding company for 17 of its subsidiaries (each identified on Exhibit A to the Schedule 13G/A). No one of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G/A, BlackRock, Inc. has sole voting power over 23,598,251 shares and sole investment power over 28,950,656 shares.
(6)	Based on the Schedule 13G filed with the Securities and Exchange Commission on February 12, 2015. The Schedule 13G was filed by State Street Corporation as the parent holding company for 8 of its subsidiaries (each identified on Exhibit 1 to the Schedule 13G). Neither of these entities, on its own behalf, has ownership interests exceeding 5% of the total outstanding shares of common stock of Hudson City Bancorp. Based on the Schedule 13G, State Street Corporation shares both voting and investment power over these shares.

Directors and Executive Officers

The following table sets forth information about the shares of common stock beneficially owned by each director of Hudson City Bancorp, by each named executive officer of Hudson City Bancorp identified in the Summary Compensation Table included elsewhere herein, and all directors and executive officers of Hudson City Bancorp or Hudson City Bancorp’s wholly owned subsidiary, Hudson City Savings Bank, as a group as of April 1, 2015. Except as otherwise indicated, each person and each group shown in the table has sole voting and sole investment power with respect to the shares of common stock indicated.

Name	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)	Percent of Common Stock Outstanding (5)
Denis J. Salamone	Director, Chairman and Chief Executive Officer	4,906,971(6)	*
Anthony J. Fabiano	Director, President and Chief Operating Officer	294,778(7)	*
Michael W. Azzara	Director	426,115	*
William G. Bardel	Director	505,296(8)	*
Scott A. Belair	Director	445,502	*
Victoria H. Bruni	Director	564,100(9)	*
Cornelius E. Golding	Director	80,417	*
Donald O. Quest, M.D.	Director	550,718	*
Joseph G. Sponholz	Director	492,538(10)	*
James C. Kranz	Executive Vice President and Chief Financial Officer	1,258,398(11)	*
Tracey A. Dedrick	Executive Vice President and Chief Risk Officer	106,071(12)
Thomas E. Laird	Executive Vice President and Chief Lending Officer	1,581,267(13)	*
All directors and executive officers as a group (27 persons)		58,735,122(14)	10.90%

*	Less than one percent
(1)	Although Mr. Ronald E. Hermance, Jr. is included as a named executive officer in the Summary Compensation Table (as required under applicable regulations), Mr. Hermance passed away on September 11, 2014. Accordingly, this table, which sets forth the beneficial ownership of our directors and executive officers as of April 1, 2015, and the figures noted herein do not include shares held by Mr. Hermance’s estate.
(2)	The figures shown include the following shares that have been allocated as of December 31, 2014 to individual accounts of participants in the Hudson City Bancorp, Inc. Employee Stock Ownership Plan (referred to as the ESOP): Mr. Salamone, 72,673 shares; Mr. Fabiano, 38,006 shares; Mr. Kranz, 97,567 shares; Mr. Laird, 94,621 shares; Ms. Dedrick, 12,802 shares; and all directors and executive officers as a group, 954,732 shares. Such persons have voting power (subject to the legal duties of the ESOP Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for each of the executive officers named in the table do not include 28,865,538 shares held in trust pursuant to the ESOP that have not been allocated as of December 31, 2014 to any individual’s account and as to which each of the executive officers named in the table shares voting power with other ESOP participants. The figure shown for all directors and executive officers as a group includes 28,865,538 shares as to which Hudson City Savings Bank’s Human Resources Committee (consisting of voting members Messrs. Azzara, Belair and Quest) may be deemed to have shared investment power, except in limited circumstances, thereby causing such committee to be deemed a beneficial owner of such shares. This figure also includes all 10,265,384 shares allocated to individual accounts under the ESOP, as the Human Resources Committee may be deemed to have shared investment power, in limited circumstances, over those shares as well. Each of the members of the Human Resources
Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Employee Stock Ownership Plan.”

(Notes continued on following page)

(3)	The figures shown include the following shares held as of April 1, 2015 in individual accounts of participants in the Profit Incentive Bonus Plan of Hudson City Savings Bank: Mr. Salamone, 14,681 shares; Mr. Fabiano, 0 shares; Mr. Kranz, 129,295 shares; Mr. Laird, 216,478 shares; Ms. Dedrick, 1,370 shares; and all directors and executive officers as a group, 724,331 shares. Such persons have sole voting power and sole investment power as to such shares. The figure shown for all directors and executive officers as a group includes all 2,304,623 shares allocated to the accounts of participants in the Profit Incentive Bonus Plan, as to which the Human Resources Committee may be deemed to have shared investment power, in limited circumstances. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually. See “Compensation of Executive Officers and Directors — Deferred Compensation — Profit Incentive Bonus Plan.”
(4)	The figures shown include the following shares which may be acquired upon the exercise of stock options that are, or will become, exercisable within 60 days after April 1, 2015: Mr. Salamone, 2,520,100 shares; Mr. Fabiano, 195,300 shares; Mr. Kranz, 696,500 shares; Mr. Laird, 690,900 shares; Ms. Dedrick, 51,813 shares; Mr. Azzara, 272,917 shares; Mr. Bardel, 272,917 shares; Mr. Belair, 272,917 shares; Ms. Bruni, 272,917 shares; Mr. Golding, 60,417 shares; Dr. Quest, 272,917 shares; Mr. Sponholz, 272,917 shares; and all directors and executive officers as a group, 10,089,332 shares.
(5)	Based on the 528,961,889 total outstanding shares as of April 1, 2015 plus the 10,089,332 shares which such person or group of persons has the right to acquire within 60 days after April 1, 2015.
(6)	Includes 102,284 shares as to which Mr. Salamone may be deemed to share voting and investment power and 2,049,912 shares held in a brokerage account with margin provisions.
(7)	Includes 38,006 shares as to which Mr. Fabiano may be deemed to share voting power.
(8)	Includes 232,379 shares held in a brokerage account with margin provisions.
(9)	Includes 115,000 shares as to which Ms. Bruni may be deemed to share voting and investment power.
(10)	Includes 119,621 shares as to which Mr. Sponholz may be deemed to share voting and investment power.
(11)	Includes 97,567 shares as to which Mr. Kranz may be deemed to share voting power.
(12)	Includes 12, 802 shares as to which Ms. Dedrick may be deemed to share voting power.
(13)	Includes 642,330 shares as to which Mr. Laird may be deemed to share voting and investment power and 546,799 shares held in a brokerage account with margin provisions.
(14)	Includes 3,332,042 shares held in brokerage accounts with margin provisions by directors and executive officers as a group. Also includes 699,773 shares held in trust under the Hudson City Savings Bank Employee Retirement Plan, as to which the Human Resources Committee may be deemed to have sole investment power. Each of the members of the Human Resources Committee disclaims beneficial ownership of such shares and, accordingly, such shares are not attributed to the members of the Human Resources Committee individually.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2014 with respect to compensation plans and individual compensation arrangements under which equity securities of Hudson City Bancorp are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3)
Equity compensation plan approved by security holders	26,443,554	$13.16	24,470,815
Equity compensation plan not approved by security holders	—	—	—
Total	26,443,554	13.16	24,470,815

(1)	Includes 4,084,098 deferred stock units that have no exercise price and are to be settled in the future (to the extent vested) in shares of Hudson City Bancorp common stock. Also includes options to purchase 22,359,456 shares of Hudson City Bancorp common stock.
(2)	The weighted average exercise price does not take into account the deferred stock units described in footnote (1) above.
(3)	Includes shares available under the Amended and Restated 2011 Stock Incentive Plan for grants of stock options, stock appreciation rights, restricted stock awards, performance-based restricted stock awards, performance share awards, deferred stock awards, performance unit awards, phantom stock awards and other stock awards.

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

Independence of Directors

A majority of the Board and each member of the Compensation, Nominating & Governance, Risk and Audit Committees is independent, as affirmatively determined by the Board consistent with the criteria established by the NASDAQ listing rules and as required by Hudson City Bancorp’s bylaws. In addition to explicitly requiring compliance with the NASDAQ listing rules and in order to further ensure the independence of our directors, Hudson City Bancorp’s bylaws prohibit directors from serving on the board of directors of an insured depository institution, bank holding company, financial holding company or thrift holding company, other than Hudson City Bancorp and its affiliated entities or the Federal Home Loan Bank of New York, while serving as a member of the Board. This prohibition prevents directors from simultaneously serving as a director of another financial institution that may have a business relationship with Hudson City Bancorp.

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

As a result of this review, the Board affirmatively determined that the following directors meet Hudson City Bancorp’s standard of independence: Michael W. Azzara, William G. Bardel, Scott A. Belair, Victoria H. Bruni, Cornelius E. Golding, Donald O. Quest, M.D. and Joseph G. Sponholz. At the time of the annual review, the remaining directors were determined not to be independent for the following reasons: Denis J. Salamone and Anthony J. Fabiano are currently executive officers of Hudson City Bancorp and Hudson City Savings.

Item 14. Principal Accounting Fees and Services

Fees Paid to KPMG LLP

Audit Fees

For the fiscal year ended December 31, 2014, KPMG LLP billed Hudson City Bancorp an aggregate of $1,319,000 for professional services rendered for the audits of the Company’s financial statements for such period and internal control over financial reporting as of December 31, 2014, and the reviews of the financial statements included in Hudson City Bancorp’s Quarterly Reports on Form 10-Q during such period. Such fees were $1,292,000 for the fiscal year ended December 31, 2013.

Audit-Related Fees

For the fiscal year ended December 31, 2014, KPMG LLP billed Hudson City Bancorp an aggregate of $270,000 for services that are reasonably related to the audit or review of the Company’s financial statements and not described above under the caption “Audit Fees.” The services comprising these fees relate to the audits of the Company’s employee benefit plan and the preparation of comfort letters and consents in connection with M&T’s stock offering. Audit-related fees were $270,000 for the fiscal year ended December 31, 2013.

Tax Fees

For the fiscal year ended December 31, 2014, KPMG LLP billed Hudson City Bancorp an aggregate of $110,000 for professional services rendered for federal and state tax compliance, advice and planning. The services comprising these fees relate primarily to the review of state and federal tax returns and quarterly tax payments. Tax fees were $110,000 for the fiscal year ended December 31, 2013.

All Other Fees

KPMG LLP did not perform any other services for Hudson City Bancorp for the fiscal years ended December 31, 2014 and 2013.

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

NAME	TITLE	DATE

/s/ Denis J. Salamone Denis J. Salamone	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2015

/s/ Anthony J. Fabiano Anthony J. Fabiano	Director, President and Chief Operating Officer	April 30, 2015

/s/ Michael W. Azzara Michael W. Azzara	Director	April 30, 2015

/s/ William G. Bardel William G. Bardel	Director	April 30, 2015

/s/ Scott A. Belair Scott A. Belair	Director	April 30, 2015

/s/ Victoria H. Bruni Victoria H. Bruni	Director	April 30, 2015

/s/ Cornelius E. Golding Cornelius E. Golding	Director	April 30, 2015

/s/ Donald O. Quest Donald O. Quest	Director	April 30, 2015

/s/ Joseph G. Sponholz Joseph G. Sponholz	Director	April 30, 2015