Form 10-Q
period 2015-06-30
HUDSON CITY BANCORP INC
filed 2015-08-07
CIK 921847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

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

Yes  ☐    No   ☒

As of August 4, 2015, the registrant had 529,529,490 shares of common stock, $0.01 par value, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “consider,” “should,” “plan,” “estimate,” “predict,” “continue,” “probable,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Hudson City Bancorp, Inc. and Hudson City Bancorp, Inc.’s strategies, plans, objectives, expectations and intentions, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, but are not limited to:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, including unemployment rates, either nationally or locally in some or all of the areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes including, without limitation, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”), and any actions regarding foreclosures may adversely affect our business;

•	enhanced regulatory scrutiny may adversely affect our business and increase our cost of operation;

•	applicable technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or matters before regulatory agencies, whether currently existing or commencing in the future;

•	the risks associated with adverse changes to credit quality, including changes in the level of loan delinquencies and non-performing assets and charge-offs, the length of time our non-performing assets remain in our portfolio and changes in estimates of the adequacy of the allowance for loan losses;

•	difficulties associated with achieving or predicting expected future financial results;

•	our ability to restructure our balance sheet, diversify our funding sources and access the capital markets;

•	our ability to comply with the terms of the Memorandum of Understanding with the Board of Governors of the Federal Reserve System (the “FRB”);

•	our ability to pay dividends, repurchase our outstanding common stock or execute capital management strategies each of which requires the approval of the Office of the Comptroller of the Currency (the “OCC”) and the FRB;

•	the effects of changes in existing U.S. government or U.S. government-sponsored mortgage programs;

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, wars, acts of terrorism and cyberattacks;

•	the actual results of the pending merger (the “Merger”) with Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation (“M&T”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the Merger Agreement (as defined below) with M&T could be terminated under certain circumstances;

•	the outcome of any judicial decision related to the settlement of existing class action lawsuits related to the Merger;

•	further delays in closing the Merger, including the possibility that the Merger may not be completed prior to the end of the extension period previously agreed to with M&T; and

•	difficulties and delays in the implementation of our strategic plan (“Strategic Plan”) initiatives in the event the Merger is further delayed or is not completed.

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30, 2015	December 31, 2014
(In thousands, except share and per share amounts)	(unaudited)
Assets:
Cash and due from banks	$102,957	$122,484
Federal funds sold and other overnight deposits	6,599,793	6,163,082

Total cash and cash equivalents	6,702,750	6,285,566
Securities available for sale:
Mortgage-backed securities	2,730,493	2,963,304
Investment securities	5,360,431	3,611,045
Securities held to maturity:
Mortgage-backed securities (fair value of $1,356,160 at December 31, 2014)	—	1,272,137
Investment securities (fair value of $41,593 at December 31, 2014)	—	39,011

Total securities	8,090,924	7,885,497
Loans	19,781,722	21,564,974
Net deferred loan costs	90,608	99,155
Allowance for loan losses	(225,573)	(235,317)

Net loans	19,646,757	21,428,812
Federal Home Loan Bank of New York stock	309,892	320,753
Foreclosed real estate, net	100,193	79,952
Accrued interest receivable	20,355	31,665
Banking premises and equipment, net	52,420	56,633
Goodwill	152,109	152,109
Other assets	342,058	328,095

Total Assets	$35,417,458	$36,569,082

Liabilities and Shareholders’ Equity:
Deposits:
Interest-bearing	$17,470,681	$18,711,444
Noninterest-bearing	703,458	665,100

Total deposits	18,174,139	19,376,544
Repurchase agreements	6,150,000	6,150,000
Federal Home Loan Bank of New York advances	6,025,000	6,025,000

Total borrowed funds	12,175,000	12,175,000
Accrued expenses and other liabilities	246,574	236,128

Total liabilities	30,595,713	31,787,672

Common stock, $0.01 par value, 3,200,000,000 shares authorized;
741,466,555 shares issued; 529,529,490 and 528,908,735 shares outstanding at June 30, 2015 and December 31, 2014	7,415	7,415
Additional paid-in capital	4,753,106	4,751,778
Retained earnings	1,983,067	1,961,531
Treasury stock, at cost; 211,937,065 and 212,557,820 shares at June 30, 2015 and December 31, 2014	(1,704,412)	(1,708,736)
Unallocated common stock held by the employee stock ownership plan	(177,201)	(180,204)
Accumulated other comprehensive loss, net of tax	(40,230)	(50,374)

Total shareholders’ equity	4,821,745	4,781,410

Total Liabilities and Shareholders’ Equity	$35,417,458	$36,569,082

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Interest and Dividend Income:
First mortgage loans	$201,401	$247,124	$418,689	$500,263
Consumer and other loans	1,890	2,199	3,931	4,477
Mortgage-backed securities held to maturity	—	10,128	7,602	21,339
Mortgage-backed securities available for sale	16,109	31,595	28,643	69,085
Investment securities held to maturity	—	585	585	1,170
Investment securities available for sale	4,644	920	8,015	1,714
Dividends on Federal Home Loan Bank of New York stock	3,243	3,338	6,962	7,494
Federal funds sold and other overnight deposits	3,922	3,316	7,711	6,202

Total interest and dividend income	231,209	299,205	482,138	611,744

Interest Expense:
Deposits	33,371	40,173	68,910	80,811
Borrowed funds	141,282	141,350	281,044	280,915

Total interest expense	174,653	181,523	349,954	361,726

Net interest income	56,556	117,682	132,184	250,018
Provision for Loan Losses	—	—	—	—

Net interest income after provision for loan losses	56,556	117,682	132,184	250,018

Non-Interest Income:
Service charges and other income	1,534	1,645	2,927	3,460
Gain on securities transactions, net	67,064	19,539	74,411	35,482

Total non-interest income	68,598	21,184	77,338	38,942

Non-Interest Expense:
Compensation and employee benefits	34,163	32,405	68,594	66,016
Net occupancy expense	8,679	9,433	18,230	19,144
Federal deposit insurance assessment	7,949	13,086	18,895	27,010
Other expense	15,659	18,184	35,489	40,651

Total non-interest expense	66,450	73,108	141,208	152,821

Income before income tax expense	58,704	65,758	68,314	136,139
Income Tax Expense	23,047	26,576	26,767	54,436

Net income	$35,657	$39,182	$41,547	$81,703

Basic Earnings Per Share	$0.07	$0.08	$0.08	$0.16

Diluted Earnings Per Share	$0.07	$0.08	$0.08	$0.16

Weighted Average Number of Common Shares Outstanding:
Basic	501,078,623	498,874,695	500,585,010	498,646,420
Diluted	502,348,521	499,838,263	502,111,709	499,452,014

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
	(In thousands)
Net income	$35,657	$39,182
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax benefit (expense) of $5,520 for 2015 and ($11,788) for 2014	(7,994)	17,069
Reclassification for securities transferred to available for sale, net of tax expense of $33,339 for 2015	48,275	—
Reclassification adjustment for realized gains in net income, net of tax benefit of $27,396 for 2015 and $7,459 for 2014	(39,668)	(10,801)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $888 for 2015 and $329 for 2014	1,286	475
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $145 for 2015 and $137 for 2014	(211)	(196)

Other comprehensive income	1,688	6,547

Total comprehensive income	$37,345	$45,729

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Net income	$41,547	$81,703
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities available for sale arising during period, net of tax expense of $1,814 for 2015 and $24,647 for 2014	2,626	35,827
Reclassification for securities transferred to available for sale, net of tax expense of $33,339 for 2015	48,275	—
Reclassification adjustment for realized gains in net income, net of tax benefit of $29,632 for 2015 and $11,741 for 2014	(42,906)	(17,141)
Postretirement benefit pension plans:
Amortization of net loss arising during period, net of tax expense of $1,775 for 2015 and $657 for 2014	2,571	951
Amortization or prior service cost included in net periodic pension cost, net of tax benefit of $290 for 2015 and $272 for 2014	(422)	(394)

Other comprehensive income	10,144	19,243

Total comprehensive income	$51,691	$100,946

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands, except per share data)
Common Stock	$7,415	$7,415
Additional paid-in capital:
Balance at beginning of year	4,751,778	4,743,388
Stock option plan expense	5,806	6,072
Tax benefit from stock plans	1,033	307
Allocation of ESOP stock	1,661	1,619
Common stock issued for vested deferred stock unit awards	(7,172)	(3,952)

Balance at end of period	4,753,106	4,747,434

Retained Earnings:
Balance at beginning of year	1,961,531	1,883,754
Net income	41,547	81,703
Dividends paid on common stock ($0.04 and $0.08 per share, respectively)	(20,011)	(40,076)
Exercise of stock options	—	17

Balance at end of period	1,983,067	1,925,398

Treasury Stock:
Balance at beginning of year	(1,708,736)	(1,712,107)
Purchase of vested stock awards surrendered for witholding taxes	(2,848)	(1,668)
Exercise of stock options	—	96
Common stock issued for vested deferred stock unit awards	7,172	3,952

Balance at end of period	(1,704,412)	(1,709,727)

Unallocated common stock held by the ESOP:
Balance at beginning of year	(180,204)	(186,210)
Allocation of ESOP stock	3,003	3,003

Balance at end of period	(177,201)	(183,207)

Accumulated other comprehensive income (loss):
Balance at beginning of year	(50,374)	6,336
Other comprehensive income, net of tax	10,144	19,243

Balance at end of period	(40,230)	25,579

Total Shareholders’ Equity	$4,821,745	$4,812,892

See accompanying notes to unaudited consolidated financial statements.

Hudson City Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income	$41,547	$81,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization expense	6,277	20,288
Gains on securities transactions, net	(74,411)	(35,482)
Share-based compensation, including committed ESOP shares	10,470	10,694
Deferred tax expense	10,240	8,927
Decrease in accrued interest receivable	11,310	7,206
(Increase) decrease in other assets	(27,770)	10,696
Increase (decrease) in accrued expenses and other liabilities	10,446	(18,531)

Net Cash (Used in) Provided by Operating Activities	(11,891)	85,501

Cash Flows from Investing Activities:
Originations of loans	(301,444)	(697,091)
Purchases of loans	(115,252)	(116,302)
Principal payments on loans	2,155,066	1,715,277
Principal collection of mortgage-backed securities held to maturity	38,802	144,787
Principal collection of mortgage-backed securities available for sale	326,971	624,203
Purchases of mortgage-backed securities available for sale	(72,919)	(94,422)
Proceeds from sales of mortgage backed securities available for sale	1,250,961	891,265
Proceeds from sales of mortgage backed securities held to maturity	30,318	129,126
Proceeds from sales of investment securities available for sale	—	—
Purchases of investment securities available for sale	(1,701,877)	(600,797)
Redemption of Federal Home Loan Bank of New York stock	10,861	9,807
Purchases of premises and equipment, net	(203)	(1,472)
Net proceeds from sale of foreclosed real estate	32,022	36,143

Net Cash Provided by Investment Activities	1,653,306	2,040,524

Cash Flows from Financing Activities:
Net decrease in deposits	(1,202,405)	(958,494)
Dividends paid	(20,011)	(40,076)
Purchase of vested stock awards surrendered for withholding taxes	(2,848)	(1,668)
Exercise of stock options	—	113
Tax benefit from stock plans	1,033	307

Net Cash Used in Financing Activities	(1,224,231)	(999,818)

Net Increase in Cash and Cash Equivalents	417,184	1,126,207
Cash and Cash Equivalents at Beginning of Year	6,285,566	4,324,474

Cash and Cash Equivalents at End of Period	$6,702,750	$5,450,681

Supplemental Disclosures:
Interest paid	$347,428	$360,295

Loans transferred to foreclosed real estate	$74,101	$60,270

Income tax payments	$20,489	$50,238

Transfer of securities held to maturity to available for sale (at amortized cost)	$1,220,137	$—

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

On March 30, 2012, the Bank entered into a memorandum of understanding with the OCC (the “Bank MOU”). In accordance with the Bank MOU, the Bank adopted and implemented enhanced operating policies and procedures, that are intended to enable us to continue to: (a) reduce our level of interest rate risk, (b) reduce our funding concentration, (c) diversify our funding sources, (d) enhance our liquidity position, (e) monitor and manage loan modifications and (f) maintain our capital position in accordance with our existing capital plan. In addition, we developed the Strategic Plan for the Bank, which establishes objectives for the Bank’s overall risk profile, earnings performance, growth and balance sheet mix and to enhance our enterprise risk management program. These initiatives require significant lead time for full implementation and roll out to our customers. On February 26, 2015 the OCC terminated the Bank MOU.

Notes to Unaudited Consolidated Financial Statements

The Company entered into a separate memorandum of understanding with the FRB (the “Company MOU”) on April 24, 2012. The Company MOU requires the Company to: (a) obtain approval from the FRB prior to receiving a capital distribution from the Bank or declaring a dividend to shareholders, and (b) obtain approval from the FRB prior to repurchasing or redeeming any Company stock or incurring any debt with a maturity of greater than one year. In accordance with the Company MOU, the Company submitted a comprehensive Capital Plan and a comprehensive Earnings Plan to the FRB. While the Company believes it is in compliance in all material respects with the Company MOU, it will remain in effect until modified or terminated by the FRB.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hudson City Bancorp and its wholly-owned subsidiary, Hudson City Savings.

In our opinion, all the adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.

During the second quarter of 2015, we transferred held to maturity securities with a carrying value of $1.22 billion and a fair value of $1.30 billion to available for sale. The after-tax net unrealized gain of $48.3 million ($81.6 million pre-tax) was recorded as a component of accumulated other comprehensive income (loss).

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

3. Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2015	2014	2015	2014
	(In thousands, except share data)
Net income	$35,657	$39,182	$41,547	$81,703
Less: Income allocated to participating securities	—	(176)	(8)	(176)

Net income available to common shareholders	$35,657	$39,006	$41,539	$81,527

Basic weighted average common shares outstanding	501,078,623	498,874,695	500,585,010	498,646,420
Effect of dilutive common stock equivalents	1,269,898	963,568	1,526,699	805,594

Diluted weighted average common shares outstanding	502,348,521	499,838,263	502,111,709	499,452,014

Basic EPS	$0.07	$0.08	$0.08	$0.16
Diluted EPS	$0.07	$0.08	$0.08	$0.16

Common stock equivalents for both the three and six months ended June 30, 2015 exclude outstanding options to purchase 20,422,500 shares of the Company’s common stock as their inclusion would be anti-dilutive. Common stock equivalents for both the three and six months ended June 30, 2014 exclude outstanding options to purchase 21,031,224 shares of common stock as their inclusion would be anti-dilutive.

Notes to Unaudited Consolidated Financial Statements

4. Securities

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities available-for-sale at June 30, 2015 and December 31, 2014 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
June 30, 2015
Investment Securities:
United States government
-sponsored enterprises debt	$5,340,027	$4,324	$(1,342)	$5,343,009
Equity securities	17,077	345	—	17,422

Total investment securities available for sale	$5,357,104	$4,669	$(1,342)	$5,360,431

Mortgage-backed securities:
GNMA pass-through certificates	$611,380	$17,038	$(398)	$628,020
FNMA pass-through certificates	1,472,077	20,563	(11,776)	1,480,864
FHLMC pass-through certificates	585,227	16,196	(1,441)	599,982
FHLMC and FNMA—REMICs	20,685	942	—	21,627

Total mortgage-backed securities available for sale	$2,689,369	$54,739	$(13,615)	$2,730,493

December 31, 2014
Investment securities:
United States government
-sponsored enterprises debt	$3,600,085	$72	$(6,508)	$3,593,649
Equity securities	16,985	411	—	17,396

Total investment securities available for sale	$3,617,070	$483	$(6,508)	$3,611,045

Mortgage-backed securities:
GNMA pass-through certificates	$633,629	$20,056	$(277)	$653,408
FNMA pass-through certificates	1,688,568	19,247	(11,917)	1,695,898
FHLMC pass-through certificates	604,147	12,191	(2,340)	613,998

Total mortgage-backed securities available for sale	$2,926,344	$51,494	$(14,534)	$2,963,304

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of investment securities and mortgage-backed securities held to maturity at December 31, 2014 is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		(In thousands)
December 31, 2014
Investment securities:
United States government
-sponsored enterprises debt	$39,011	$2,582	$—	$41,593

Total investment securities held to maturity	$39,011	$2,582	$—	$41,593

Mortgage-backed securities:
GNMA pass-through certificates	$54,301	$1,840	$—	$56,141
FNMA pass-through certificates	278,953	20,209	(1)	299,161
FHLMC pass-through certificates	865,364	58,097	—	923,461
FHLMC and FNMA—REMICs	73,519	3,878	—	77,397

Total mortgage-backed securities held to maturity	$1,272,137	$84,024	$(1)	$1,356,160

During 2014, we supplemented our earnings with gains on the sales of securities. This strategy was key to maintaining earnings despite a decreasing net interest margin as rates remained low and we continued to carry excess liquidity with very little appetite for reinvesting this liquidity into longer-term investments or fixed-rate residential mortgage loans. In addition, the market demand and prices provided a strong opportunity for us to sell these securities. However, in anticipation of the closing of the Merger, which was expected to close on May 1, 2015, we suspended the sale of securities during the first quarter of 2015. The unexpected news in early April that there would be a further delay in completing the Merger came too late for us to resume the sale of securities before the end of the first quarter and, as a result, our net income for the first six months of 2015 was adversely affected. We resumed the sale of securities during the second quarter of 2015. To facilitate these securities sales, in the second quarter of 2015 we transferred held to maturity securities with a carrying value of $1.22 billion and a fair value of $1.30 billion to available for sale. The after-tax net unrealized gain of $48.3 million ($81.6 million pre-tax) was recorded as a component of accumulated other comprehensive income (loss). As a result of this transfer, we are precluded from classifying any future security purchases as held to maturity for a period of two years.

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the fair values and unrealized losses of our securities held to maturity and available-for-sale with an unrealized loss at June 30, 2015 and December 31, 2014, segregated between securities that had been in a continuous unrealized loss position for less than twelve months or longer than twelve months at the respective dates.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2015
Available for sale:
United States goverment
-sponsored enterprises debt	$1,150,171	$(582)	$99,402	$(760)	$1,249,573	$(1,342)
GNMA pass-through certificates	10,073	(43)	10,064	(355)	20,137	(398)
FNMA pass-through certificates	318,311	(4,245)	408,436	(7,531)	726,747	(11,776)
FHLMC pass-through certificates	69,617	(305)	94,600	(1,136)	164,217	(1,441)

Total temporarily impaired securities available for sale	1,548,172	(5,175)	612,502	(9,782)	2,160,674	(14,957)

Total	$1,548,172	$(5,175)	$612,502	$(9,782)	$2,160,674	$(14,957)

December 31, 2014
Held to maturity:
FNMA pass-through certificates	$—	$—	$90	$(1)	$90	$(1)

Total temporarily impaired securities held to maturity	—	—	90	(1)	90	(1)

Available for sale:
United States goverment
-sponsored enterprises debt	$3,047,275	$(3,342)	$196,674	$(3,166)	$3,243,949	$(6,508)
GNMA pass-through certificates	—	—	11,251	(277)	11,251	(277)
FNMA pass-through certificates	48,955	(54)	664,779	(11,863)	713,734	(11,917)
FHLMC pass-through certificates	—	—	151,889	(2,340)	151,889	(2,340)

Total temporarily impaired securities available for sale	3,096,230	(3,396)	1,024,593	(17,646)	4,120,823	(21,042)

Total	$3,096,230	$(3,396)	$1,024,683	$(17,647)	$4,120,913	$(21,043)

The unrealized losses of our securities available for sale at June 30, 2015 are primarily due to the changes in market interest rates subsequent to purchase. At June 30, 2015, a total of 50 securities were in an unrealized loss position compared to 51 at December 31, 2014. We do not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that we will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result no impairment loss was recognized during the six months ended June 30, 2015.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair market value of our securities available-for-sale at June 30, 2015, by contractual maturity, are shown below. The table does not include the effect of prepayments or scheduled principal amortization. The expected maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations. Equity securities have been excluded from this table.

	Amortized Cost		Estimated
	Mortgage-backed	Investment	Fair Market
	securities	securities	Value
		(In thousands)
June 30, 2015
Available for Sale:
Due in one year or less	$62	$5,002,219	$5,004,173
Due after one year through five years	1,840	298,797	300,112
Due after five years through ten years	53,554	—	57,250
Due after ten years	2,633,913	39,011	2,711,967

Total available for sale	$2,689,369	$5,340,027	$8,073,502

Sales of mortgage-backed securities held to maturity amounted to $28.4 million for the six months ended June 30, 2015, resulting in a realized gain of $1.9 million. Sales of mortgage-backed securities held to maturity amounted to $122.5 million for the six months ended June 30, 2014, resulting in a realized gain of $6.6 million. The sales of the held to maturity securities were made after the Company had collected at least 85% of the initial principal balance.

Sales of mortgage-backed securities available for sale amounted to $1.18 billion for the six months ended June 30, 2015, resulting in a realized gain of $72.5 million. Sales of mortgage-backed securities available for sale amounted to $862.4 million for the six months ended June 30, 2014, resulting in a realized gain of $28.9 million.

There were no sales of investment securities available for sale or held to maturity for both the six months ended June 30, 2015 and 2014. Gains and losses on the sale of all securities are determined using the specific identification method.

In April 2015, the Company transferred to available for sale all securities that were classified as held to maturity.

5. Stock Repurchase Programs

Pursuant to our stock repurchase programs, shares of Hudson City Bancorp common stock may be purchased in the open market or through other privately negotiated transactions, depending on market conditions. The repurchased shares are held as treasury stock for general corporate use. In accordance with the terms of the Company MOU, future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. We did not purchase any of our common shares pursuant to the repurchase programs during the six months ended June 30, 2015. Included in treasury stock are vested shares related to stock awards that were surrendered for withholding taxes. These shares

Notes to Unaudited Consolidated Financial Statements

are included in purchases of vested stock awards surrendered for withholding taxes in the consolidated statements of cash flows and amounted to 297,253 shares for the six months ended June 30, 2015. Shares surrendered for withholding taxes for the six months ended June 30, 2014 amounted to 169,091 shares. As of June 30, 2015, there remained 50,123,550 shares that may be purchased under the existing stock repurchase programs.

6. Loans and Allowance for Loan Losses

Loans at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
First mortgage loans:
One- to four-family
Amortizing	$16,342,897	$17,746,149
Interest-only	2,459,933	2,874,024
FHA/VA	638,835	648,070
Multi-family and commercial	157,838	102,323
Construction	177	177

Total first mortgage loans	19,599,680	21,370,743

Consumer and other loans:
Fixed–rate second mortgages	65,736	72,309
Home equity credit lines	100,013	104,372
Other	16,293	17,550

Total consumer and other loans	182,042	194,231

Total loans	$19,781,722	$21,564,974

There were no loans held for sale at June 30, 2015 and December 31, 2014.

The following tables present the composition of our loan portfolio by credit quality indicator at the dates indicated:

Credit Risk Profile based on Payment Activity
(In thousands)
	One-to four- family		Other first					Total
	first mortgage loans		Mortgages		Consumer and Other			Loans
			Multi-family		Fixed-rate
			and		second	Home Equity
	Amortizing	Interest-only	Commercial	Construction	mortgages	credit lines	Other
June 30, 2015
Performing	$16,282,895	$2,369,644	$151,780	$—	$64,778	$96,253	$14,539	$18,979,889
Non-performing	698,837	90,289	6,058	177	958	3,760	1,754	801,833

Total	$16,981,732	$2,459,933	$157,838	$177	$65,736	$100,013	$16,293	$19,781,722

December 31, 2014
Performing	$17,652,318	$2,774,245	$100,780	$—	$71,056	$100,607	$13,955	$20,712,961
Non-performing	741,901	99,779	1,543	177	1,253	3,765	3,595	852,013

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

Notes to Unaudited Consolidated Financial Statements

Credit Risk Profile by Internally Assigned Grade
(In thousands)
	One-to four- family first mortgage loans		Other first Mortgages		Consumer and Other			Total Loans
	Amortizing	Interest-only	Multi-family and Commercial	Construction	Fixed-rate second mortgages	Home Equity credit lines	Other
June 30, 2015
Pass	$16,091,630	$2,338,240	$150,663	$—	$63,730	$93,332	$14,521	$18,752,116
Special mention	72,810	14,509	430	—	88	432	18	88,287
Substandard	817,292	107,184	6,745	177	1,918	6,249	1,754	941,319

Total	$16,981,732	$2,459,933	$157,838	$177	$65,736	$100,013	$16,293	$19,781,722

December 31, 2014
Pass	$17,447,845	$2,744,846	$94,858	$—	$70,669	$97,905	$13,385	$20,469,508
Special mention	89,166	10,926	1,180	—	71	252	118	101,713
Substandard	857,208	118,252	6,285	177	1,569	6,215	4,047	993,753

Total	$18,394,219	$2,874,024	$102,323	$177	$72,309	$104,372	$17,550	$21,564,974

Loan classifications are defined as follows:

•	Pass – These loans are protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•	Special Mention – These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•	Substandard – These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

•	Doubtful – These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified Doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•	Loss – These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

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

Notes to Unaudited Consolidated Financial Statements

borrower’s and any guarantor’s ability and willingness to provide debt service. Residential mortgage loans that are classified as troubled debt restructurings are individually evaluated for impairment based on the present value of each loan’s expected future cash flows.

Originating loans secured by residential real estate is our primary business. Our financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in our local New Jersey and metropolitan New York market areas, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. As a result of our lending practices, we have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut (the “New York metropolitan area”). At June 30, 2015, approximately 85.1% of our total loans are in the New York metropolitan area.

Included in our loan portfolio at June 30, 2015 and December 31, 2014 are $2.46 billion and $2.87 billion, respectively, of interest-only one-to four- family residential mortgage loans. These loans are originated as adjustable-rate mortgage (“ARM”) loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. We had $90.3 million and $99.8 million of non-performing interest-only one-to four-family residential mortgage loans at June 30, 2015 and December 31, 2014, respectively.

Prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.9% of our one-to four-family first mortgage loans at June 30, 2015. Included in our loan portfolio at June 30, 2015 are $3.73 billion of amortizing reduced documentation loans and $532.7 million of reduced documentation interest-only loans as compared to $3.99 billion and $620.0 million, respectively, at December 31, 2014. Non-performing loans at June 30, 2015 include $151.2 million of amortizing reduced documentation loans and $33.5 million of interest-only reduced documentation loans as compared to $168.2 million and $39.8 million, respectively, at December 31, 2014.

Notes to Unaudited Consolidated Financial Statements

The following table is a comparison of our delinquent loans by class as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or more	Total Past Due	Current Loans	Total Loans	90 Days or more and accruing (1)
	(In thousands)
At June 30, 2015
One- to four-family first mortgages:
Amortizing	$215,083	$90,631	$698,837	$1,004,551	$15,977,181	$16,981,732	$39,378
Interest-only	18,730	15,402	90,289	124,421	2,335,512	2,459,933	—
Multi-family and commercial mortgages	—	688	6,058	6,746	151,092	157,838	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:							—
Fixed-rate second mortgages	938	143	958	2,039	63,697	65,736	—
Home equity lines of credit	301	432	3,760	4,493	95,520	100,013	—
Other	69	18	1,754	1,841	14,452	16,293	—

Total	$235,121	$107,314	$801,833	$1,144,268	$18,637,454	$19,781,722	$39,378

At December 31, 2014
One- to four-family first mortgages:
Amortizing	$243,560	$111,420	$741,901	$1,096,881	$17,297,338	$18,394,219	$33,383
Interest-only	30,256	12,507	99,779	142,542	2,731,482	2,874,024	—
Multi-family and commercial mortgages	2,782	4,743	1,543	9,068	93,255	102,323	—
Construction loans	—	—	177	177	—	177	—
Consumer and other loans:
Fixed-rate second mortgages	272	71	1,253	1,596	70,713	72,309	—
Home equity lines of credit	1,077	252	3,765	5,094	99,278	104,372	—
Other	589	118	3,595	4,302	13,248	17,550	—

Total	$278,536	$129,111	$852,013	$1,259,660	$20,305,314	$21,564,974	$33,383

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are guaranteed by the FHA.

The following table presents the geographic distribution of our loan portfolio as a percentage of total loans and of our non-performing loans as a percentage of total non-performing loans:

	At June 30, 2015		At December 31, 2014
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	41.9%	42.4%	42.6%
New York	28.1	29.4	27.8	27.8
Connecticut	14.6	7.9	14.6	7.8

Total New York metropolitan area	85.1	79.2	84.8	78.2

Pennsylvania	4.8	1.8	4.8	1.5
Massachusetts	2.0	1.8	2.0	1.8
Virginia	1.6	2.0	1.6	1.9
Maryland	1.6	4.6	1.6	5.2
Illinois	1.5	4.3	1.5	4.7
All others	3.4	6.3	3.7	6.7

Total Outside New York metropolitan area	14.9	20.8	15.2	21.8

	100.0%	100.0%	100.0%	100.0%

Notes to Unaudited Consolidated Financial Statements

The following is a summary of loans, by class, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Non-accrual loans:
One-to four-family amortizing loans	$659,459	$708,518
One-to four-family interest-only loans	90,289	99,779
Multi-family and commercial mortgages	6,058	1,543
Construction loans	177	177
Fixed-rate second mortgages	958	1,253
Home equity lines of credit	3,760	3,765
Other loans	1,754	3,595

Total non-accrual loans	762,455	818,630
Accruing loans delinquent 90 days or more (1)	39,378	33,383

Total non-performing loans	$801,833	$852,013

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

The total amount of interest income on non-accrual loans that would have been recognized during the first six months of 2015, if interest on all such loans had been recorded based upon original contract terms, amounted to approximately $23.5 million as compared to $27.8 million for the same period in 2014. Hudson City Savings is not committed to lend additional funds to borrowers on non-accrual status.

Non-performing loans exclude troubled debt restructurings that are accruing and have been performing in accordance with the terms of their restructure agreement for at least six months. The following table presents information regarding loans modified in a troubled debt restructuring at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Troubled debt restructurings:
Current	$144,502	$137,249
30-59 days	23,571	20,344
60-89 days	10,790	17,079
90 days or more	153,974	157,744

Total troubled debt restructurings	$332,837	$332,416

Notes to Unaudited Consolidated Financial Statements

The following table presents loan portfolio by class that were modified as troubled debt restructurings at June 30, 2015 and December 31, 2014. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts, respectively at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to four- family first mortgages:
Amortizing	978	$341,432	$292,327	980	$341,398	$291,404
Interest-only	55	33,425	30,021	59	35,025	31,257
Multi-family and commercial mortgages	3	8,650	5,432	3	8,650	5,441
Consumer and other loans	42	5,381	5,057	36	4,594	4,314

Total	1,078	$388,888	$332,837	1,078	$389,667	$332,416

Loans evaluated for impairment include loans classified as troubled debt restructurings and non-performing multi-family, commercial and construction loans. The following table presents our loans evaluated for impairment by class at the date indicated as well as the related allowance for loan losses based on the impairment analysis:

	Recorded	Unpaid		Average	Interest
	Investment,	Principal	Related	Recorded	Income
	Net of Allowance	Balance	Allowance	Investment	Recognized
	(In thousands)
June 30, 2015
One-to four-family amortizing loans	$292,327	$336,192	$—	$294,525	$4,233
One-to four-family interest-only loans	30,021	34,081	—	30,037	440
Multi-family and commercial mortgages	6,552	10,308	193	6,863	26
Construction loans	177	292	—	177	—
Consumer and other loans	5,555	6,233	283	6,063	77

Total	$334,632	$387,106	$476	$337,665	$4,776

December 31, 2014
One-to four-family amortizing loans	$291,404	$337,174	$—	$295,986	$7,496
One-to four-family interest-only loans	31,257	35,732	—	31,447	936
Multi-family and commercial mortgages	5,525	9,039	126	7,033	359
Construction loans	177	292	—	293	—
Consumer and other loans:	3,971	4,314	343	4,367	109

Total	$332,334	$386,551	$469	$339,126	$8,900

Notes to Unaudited Consolidated Financial Statements

The following table presents the activity in our ALL for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$230,489	$265,732	$235,317	$276,097

Charge-offs	(11,278)	(15,709)	(20,556)	(32,241)
Recoveries	6,362	4,988	10,812	11,155

Net charge-offs	(4,916)	(10,721)	(9,744)	(21,086)

Provision for loan losses	—	—	—	—

Balance at end of period	$225,573	$255,011	$225,573	$255,011

The following table presents the activity in our ALL by portfolio segment.

	One-to four- Family Mortgages	Multi-family and Commercial Mortgages	Construction	Consumer and Other Loans	Total
	(In thousands)
Balance at December 31, 2014	$230,862	$571	$—	$3,884	$235,317

Provision for loan losses	431	126	—	(557)	—
Charge-offs	(19,759)	(220)	—	(577)	(20,556)
Recoveries	10,735	—	—	77	10,812

Net charge-offs	(9,024)	(220)	—	(500)	(9,744)

Balance at June 30, 2015	$222,269	$477	$—	$2,827	$225,573

Loan portfolio:
Balance at June 30, 2015
Individually evaluated for impairment	$322,348	$6,745	$177	$5,838	$335,108
Collectively evaluated for impairment	19,119,317	151,093	—	176,204	19,446,614
Allowance
Individually evaluated for impairment	$16,046	$193	$—	$283	$16,522
Collectively evaluated for impairment	206,223	284	—	2,544	209,051

Historically, our primary lending emphasis has been the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2015. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. As of June 30, 2015, approximately 85.1% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland and Illinois, accounted for 4.8%, 2.0%, 1.6%, 1.6%, and 1.5%, respectively of total loans. The remaining 3.4% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio relate to the conditions in our lending market areas including economic conditions, unemployment levels, rising interest rates and a decline in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, charge-offs and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Notes to Unaudited Consolidated Financial Statements

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known potential losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one- to four-family first mortgage loans was approximately 10.9% at June 30, 2015 compared to 12.1% at December 31, 2014.

One-to four-family mortgage loans that are individually evaluated for impairment consist primarily of troubled debt restructurings. If our evaluation indicates that the loan is impaired, we record a charge-off for the amount of the impairment. Loans that were individually evaluated for impairment, but would otherwise be evaluated on a pooled basis, are included in the collective evaluation if the individual evaluation indicated no impairment existed. This collective evaluation of one-to four-family mortgage loans that were also individually evaluated for impairment (but for which no impairment existed) resulted in an ALL of $16.0 million at June 30, 2015, which is intended to capture the risk that the net present value calculation did not account for such as changes in collateral, unemployment and other environmental factors.

The ultimate ability to collect the loan portfolio is subject to changes in the real estate market and future economic conditions. Economic conditions in our primary market area continued to improve modestly during the first six months of 2015 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Notes to Unaudited Consolidated Financial Statements

7. Borrowed Funds

Borrowed funds at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Securities sold under agreements to repurchase:
Other financial institutions	$6,150,000	4.44	$6,150,000	4.44%

Total securities sold under agreements to repurchase	6,150,000	4.44	6,150,000	4.44
Advances from the FHLB	6,025,000	4.75	6,025,000	4.75

Total borrowed funds	$12,175,000	4.59%	$12,175,000	4.59%

Accrued interest payable	$65,106		$64,080

The average balances of borrowings and the maximum amount outstanding at any month-end are as follows:

	At or For the Six	At or For the
	Months Ended	Year Ended
	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Repurchase Agreements:
Average balance outstanding during the period	$6,150,000	$6,274,932

Maximum balance outstanding at any month-end during the period	$6,150,000	$6,950,000

Weighted average rate during the period	4.44%	4.49%

FHLB Advances:
Average balance outstanding during the period	$6,025,000	$5,900,068

Maximum balance outstanding at any month-end during the period	$6,025,000	$6,025,000

Weighted average rate during the period	4.75%	4.82%

Notes to Unaudited Consolidated Financial Statements

At June 30, 2015, $3.33 billion of our borrowed funds may be put back to us at the discretion of the lender. At that date, borrowed funds had scheduled maturities and potential put dates as follows:

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

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2015:

			Mortgage-backed		U.S. government-sponsored
			securities		enterprise securities
Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in thousands)
Over 90 days	$6,150,000	4.44%	$2,114,035	$2,141,960	$5,142,803	$5,144,040

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

The Bank had two collateralized borrowings in the form of repurchase agreements totaling $100.0 million with Lehman Brothers, Inc. that were secured by mortgage-backed securities with an amortized cost of approximately $114.1 million. The trustee for the liquidation of Lehman Brothers, Inc. (the “Trustee”) notified the Bank in the fourth quarter of 2011 that it considered our claim to be a non-customer claim, which has a lower payment preference than a customer claim and that the value of such claim is approximately $13.9 million representing the excess of the fair value of the collateral over the $100.0 million repurchase price. At that time we established a reserve of $3.9 million against the receivable balance at December 31, 2011. On June 25, 2013, the Bankruptcy Court affirmed the Trustee’s determination that the repurchase agreements did not entitle the Bank to customer status and on February 26, 2014, the U.S. District Court upheld the Bankruptcy Court’s decision that our claim should be treated as a non-customer claim. As a result, we increased our reserve by $3.0 million to $6.9 million against the receivable balance during 2014. During the six months ended June 30, 2015, the Bank received a partial payment on our non-customer claim of $1.4 million.

Notes to Unaudited Consolidated Financial Statements

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets amounted to $152.2 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. (“Sound Federal”) in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2015 and concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2015.

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

9. Fair Value Measurements

a) Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not have any liabilities that were measured at fair value at June 30, 2015 and December 31, 2014. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned, certain impaired loans and goodwill. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Assets that we measure on a recurring basis are limited to our available-for-sale securities portfolio. Our available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Substantially all of our available-for-sale portfolio consists of mortgage-backed securities and investment securities issued by U.S. government-sponsored entities (the “GSEs”). The fair values for substantially all of these securities are obtained monthly from an independent nationally recognized pricing service. On a monthly basis, we assess the reasonableness of the fair values obtained by reference to a second independent nationally recognized pricing service. Based on the nature of our securities, our independent pricing service provides us with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. On an annual basis, we obtain the models, inputs and assumptions utilized by our pricing service and review them for reasonableness. We also own equity securities with a carrying value of $17.4 million at both June 30, 2015 and December 31, 2014 for which fair values are obtained from quoted market prices in active markets and, as such, are classified as Level 1.

Notes to Unaudited Consolidated Financial Statements

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

		Fair Value Measurements at June 30, 2015 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$2,730,493	$—	$2,730,493	$—
U.S. government-sponsored enterprises debt	5,343,009	—	5,343,009	—

Total available for sale debt securities	$8,073,502	$—	$8,073,502	$—

Available for sale equity securities:
Financial services industry	$17,422	$17,422	$—	$—

Total available for sale equity securities	17,422	17,422	—	—

Total available for sale securities	$8,090,924	$17,422	$8,073,502	$—

		Fair Value at December 31, 2014 using
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
			(In thousands)
Available for sale debt securities:
Mortgage-backed securities	$2,963,304	$—	$2,963,304	$—
U.S. government-sponsored enterprises debt	3,593,649	—	3,593,649	—

Total available for sale debt securities	$6,556,953	$—	$6,556,953	$—

Available for sale equity securities:
Financial services industry	$17,396	$17,396	$—	$—

Total available for sale equity securities	17,396	17,396	—	—

Total available for sale securities	$6,574,349	$17,396	$6,556,953	$—

Assets that were measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 were limited to non-performing commercial and construction loans that are collateral dependent, troubled debt restructurings and foreclosed real estate. Loans evaluated for impairment in accordance with accounting guidance amounted to $335.1 million and $332.8 million at June 30, 2015 and December 31, 2014, respectively. Based on this evaluation, we established an ALL of $476,000 and $469,000 for those same respective periods. These impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral, less estimated selling costs or the present value of the loan’s expected future cash flows. Impaired loans for which the carrying value exceeded the fair value and which are recorded at fair value at June 30, 2015 and December 31, 2014 amounted to $155.4 million and $156.2 million, respectively. For impaired loans that are secured by real estate, fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, are classified as Level 3.

Notes to Unaudited Consolidated Financial Statements

Foreclosed real estate represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker and, as such, foreclosed real estate properties are classified as Level 3. Foreclosed real estate consisted primarily of one-to four-family properties and amounted to $100.2 million and $80.0 million at June 30, 2015 and December 31, 2014, respectively. Foreclosed real estate for which the carrying value exceeded fair value and which are recorded at fair value at June 30, 2015 and December 31, 2014 amounted to $20.2 million and $22.1 million, respectively.

The following table provides the level of valuation assumptions used to determine the carrying value, included in the Consolidated Statements of Financial Condition, of our assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

	Fair Value Measurements at June 30, 2015 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$155,384	$(2,295)
Foreclosed real estate	—	—	20,182	(1,125)

	Fair Value Measurements at December 31, 2014 using
	Quoted Prices in Active	Significant Other	Significant	Total
	Markets for Identical	Observable Inputs	Unobservable Inputs	Gains
Description	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thousands)
Impaired loans	$—	$—	$156,194	$(6,415)
Foreclosed real estate	—	—	22,116	(5,770)

The following table presents quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at June 30, 2015.

	June 30, 2015
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
			(Dollars in thousands)
Impaired loans	$155,384	Net Present Value	Discount rate	Varies
		Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies
Foreclosed real estate	20,182	Appraisal Value	Discount for costs to sell	13.0%
			Adjustment for differences between comparable sales.	Varies

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

Notes to Unaudited Consolidated Financial Statements

The estimated fair values of financial instruments are summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$102,957	$102,957	$122,484	$122,484
Federal funds sold and other overnight deposits	6,599,793	6,599,793	6,163,082	6,163,082
Investment securities held to maturity	—	—	39,011	41,593
Investment securities available for sale	5,360,431	5,360,431	3,611,045	3,611,045
Federal Home Loan Bank of New York stock	309,892	309,892	320,753	320,753
Mortgage-backed securities held to maturity	—	—	1,272,137	1,356,160
Mortgage-backed securities available for sale	2,730,493	2,730,493	2,963,304	2,963,304
Loans	19,646,757	20,667,152	21,428,812	22,641,662
Liabilities:
Deposits	18,174,139	18,198,982	19,376,544	19,437,546
Borrowed funds	12,175,000	13,357,401	12,175,000	13,525,813

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

Notes to Unaudited Consolidated Financial Statements

The components of the net periodic expense for the plans were as follows:

	For the Three Months Ended June 30,
	Retirement Plans		Other Benefits
	2015	2014	2015	2014
	(In thousands)
Service cost	$1,357	$1,130	$278	$246
Interest cost	2,483	2,326	593	554
Expected return on assets	(3,794)	(3,609)	—	—
Amortization of:
Net loss	1,745	617	428	187
Unrecognized prior service cost	35	58	(391)	(391)

Net periodic benefit cost	$1,826	$522	$908	$596

	For the Six Months Ended June 30,
	Retirement Plans		Other Benefits
	2015	2014	2015	2014
	(In thousands)
Service cost	$2,714	$2,260	$556	$492
Interest cost	4,966	4,652	1,186	1,108
Expected return on assets	(7,588)	(7,218)	—	—
Amortization of:
Net loss	3,490	1,234	856	374
Unrecognized prior service cost	70	116	(782)	(782)

Net periodic benefit cost	$3,652	$1,044	$1,816	$1,192

We made no contributions to the pension plans during the first six months of 2015 or 2014.

11. Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, is as follows:

	Unrealized gains
	(losses) on securities	Postretirement
	available for sale	Benefit Plans	Total
	(In thousands)
Balance at December 31, 2014	$18,382	$(68,756)	$(50,374)

Other comprehensive income before reclassifications	50,901	—	50,901
Amounts reclassified from accumulated other comprehensive income (loss)	(42,906)	2,149	(40,757)

Other comprehensive income	7,995	2,149	10,144

Balance at June 30, 2015	$26,377	$(66,607)	$(40,230)

Balance at December 31, 2013	$33,944	$(27,608)	$6,336

Other comprehensive income before reclassifications	35,827	—	35,827
Amounts reclassified from accumulated other comprehensive income (loss)	(17,141)	557	(16,584)

Other comprehensive income	18,686	557	19,243

Balance at June 30, 2014	$52,630	$(27,051)	$25,579

Notes to Unaudited Consolidated Financial Statements

The following table presents the reclassification adjustment out of accumulated other comprehensive income (loss) included in net income and the corresponding line item on the consolidated statements of operations for the periods indicated:

	Amounts Reclassified				Line Item in
Details about Accumlated Other	from Accumulated Other				the Statement of
Comprehensive Income Components	Comprehensive Income				Income
(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Securities available for sale:
Net realized gain on securities available for sale	$(67,064)	$(18,260)	$(72,538)	$(28,882)	Gain on securities transaction, net
Income tax expense	27,396	7,459	29,632	11,741	Income tax expense

Net of income tax expense	(39,668)	(10,801)	(42,906)	(17,141)

Amortization of postretirement benefit pension plans:
Net actuarial loss	$2,173	$804	$4,346	$1,608	(a	)
Prior service cost	(356)	(333)	(712)	(666)	(a	)

Total before income tax expense	1,817	471	3,634	942
Income tax expense	(743)	(192)	(1,485)	(385)	Income tax expense

Net of income tax expense	1,074	279	2,149	557

Total reclassifications	$(38,594)	$(10,522)	$(40,757)	$(16,584)

(a)	These items are included in the computation of net period pension cost. See Postretirement Benefit Plans footnote for additional disclosure.

Notes to Unaudited Consolidated Financial Statements

12. Stock-Based Compensation

Stock Option Plans

A summary of the changes in outstanding stock options is as follows:

	For the Six Months Ended June 30,
	2015		2014
	Number of	Weighted	Number of	Weighted
	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	22,359,456	$13.16	25,402,955	$13.02
Exercised	—	—	(11,900)	9.50
Forfeited	(403,024)	11.14	(2,804,799)	11.92

Outstanding at end of period	21,956,432	$13.20	22,586,256	$13.16

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

There was no compensation expense related to our outstanding stock options for the three and six months ended June 30, 2015. Compensation expense related to our outstanding stock options amounted to $10,000 for the three months ended June 30, 2014 and $272,000 for the six months ended June 30, 2014.

Stock Unit Awards

Beginning in 2011, Hudson City Bancorp has granted annual stock unit awards to each of its officers and outside directors.

Each stock unit award granted since 2011 to our outside directors has been scheduled to vest on continued service through the first anniversary of the award, and to be settled in shares of our common stock following the director’s departure from the Board of Directors. These include 53,739 stock units granted

Notes to Unaudited Consolidated Financial Statements

in 2013 that vested on continued service through April 2014, 53,851 stock units granted in 2014 that vested on continued service through March 2015, and 56,757 stock units granted in 2015 that are scheduled to vest on continued service through January 2016, for a total value of $525,000 granted in each of these years.

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

Expense for the stock unit awards is recognized over their vesting period and is based on the fair value of our common stock on each stock unit grant date, based on quoted market prices. Total compensation expense for stock unit awards amounted to $3.1 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.8 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively.

13. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, “Receivables – Troubled Debt Restructurings by Creditors”. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in ASU 2014-14 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance did not have a material impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period”. The amendment applies to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still

Notes to Unaudited Consolidated Financial Statements

be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in ASU 2014-12 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. This guidance did not have a material impact on our financial condition or results of operations.

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

Notes to Unaudited Consolidated Financial Statements

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

On four occasions, Hudson City Bancorp and M&T have agreed to extend the date after which either party may elect to terminate the Merger Agreement. Each extension was documented with an amendment to the Merger Agreement and the most recent amendment, Amendment No. 4, provides that the Company may terminate the Merger Agreement at any time if it reasonably determines that M&T is unlikely to be able to obtain the requisite regulatory approvals in time to permit the closing to occur on or prior to October 31, 2015. Amendment No. 4, and applicable provisions from the prior amendments, permit the Company to take certain interim actions without the prior approval of M&T, including with respect to the Bank’s conduct of business, implementation of its Strategic Plan, retention incentives and certain other matters with respect to Bank personnel, prior to the completion of the Merger. There can be no assurances that the Merger will be completed by October 31, 2015 or that the Company will not exercise its right to terminate the Merger Agreement in accordance with its terms.

Over the last several quarters, we have managed our balance sheet on a dual-track strategy, which includes the implementation of our Strategic Plan initiatives and preparing for the completion of the Merger with M&T. The operational core of the Strategic Plan includes the expansion of our loan and deposit product offerings over time and the diversification of our revenue sources. The Strategic Plan also includes a future balance sheet restructuring transaction that would significantly increase our net interest margin and net income by extinguishing approximately $12 billion of borrowings that have a weighted average cost of 4.59%. We anticipate extinguishing these borrowings primarily with the short-term liquid assets that are currently on our balance sheet as well as new borrowings with significantly lower rates. At June 30, 2015, short-term liquid assets, consisting of Federal funds sold and other overnight funds and U.S. Treasury securities, amounted to $11.6 billion with a weighted average yield of 0.26%. While we expect that the restructuring transaction would result in a material charge to earnings, we believe that the restructuring would increase our net interest margin by as much as 185 basis points depending on the timing of the execution, the net interest margin immediately prior to the restructuring transaction and the prevailing rates at that time. The delay in the execution of the balance sheet restructuring and our continuing to carry an excess liquidity position is primarily due to the delay in obtaining the requisite regulatory approvals for the Merger, though a variety of factors are involved in the decision regarding any such restructuring.

Market interest rates remained at low levels during the first six months of 2015, which provided limited opportunities for the reinvestment of repayments received on our mortgage-related assets. As a result, we continued to reduce the size of our balance sheet and we continue to carry an elevated level of short-term liquid assets. Federal funds sold and other overnight deposits amounted to $6.60 billion, or 18.6%, of total assets at June 30, 2015. In addition, we have $5.00 billion of U.S. Treasury securities with a weighted average remaining term of 9 months and an average yield of 0.28%. We believe that while carrying this level of short-term liquid assets adversely impacts our current earnings, it better positions our balance sheet for a future balance sheet restructuring. Our total assets decreased $1.15 billion, or 3.1%, to $35.42 billion at June 30, 2015 from $36.57 billion at December 31, 2014.

Net income for the first six months of 2015 reflected the continued decrease in the Company’s net interest margin that is the result of our elevated level of low-yielding short-term liquid assets combined with our high-cost borrowings. During 2014, we supplemented our earnings with gains on the sales of securities. This strategy was key to maintaining earnings despite a decreasing net interest margin as rates remained low and we continued to carry excess liquidity with very little appetite for reinvesting this liquidity into longer-term investments or fixed-rate residential mortgage loans. In addition, the market demand and prices provided a strong opportunity for us to sell these securities. However, in anticipation of the closing of the Merger, which was expected to close on May 1, 2015, we significantly reduced the sale of securities during the first quarter of 2015. The unexpected news in early April that there would be a further delay in completing the Merger came too late for us to resume the sale of securities before the end of the first quarter and, as a result, our net income for the first six months of 2015 was adversely affected. We resumed the sale of securities during the second quarter. To facilitate these securities sales, in the second quarter of 2015 we transferred to available for sale all securities that were held to maturity.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) noted that economic activity expanded moderately during the second quarter of 2015. The FOMC noted that the labor market continued to improve, with solid job gains and declining unemployment. A range of labor market indicators suggests that underutilization of labor resources has diminished. Growth in household spending has been moderate and the housing sector has shown additional improvement. The national unemployment rate decreased to 5.3% in June 2015 from 5.6% in December 2014 and from 6.1% in June 2014. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the second quarter of 2015.

Net interest income decreased to $56.6 million for the second quarter of 2015 as compared to $ $117.7 million for the second quarter of 2014 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued

increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 0.33% for the second quarter of 2015 as compared to 0.53% for the linked first quarter of 2015 and 1.00% for the second quarter of 2014. Our net interest margin was 0.66% for the second quarter of 2015 as compared to 0.85% for the linked first quarter of 2015 and 1.29% for the second quarter of 2014.

Net interest income decreased $117.8 million, or 47.1%, to $132.2 million for the first six months of 2015 as compared to $250.0 million for the first six months of 2014. Our interest rate spread decreased 63 basis points to 0.44% for the six months ended June 30, 2015 as compared to 1.07% for the six months ended June 30, 2014. Our net interest margin decreased 59 basis points to 0.76% for the six months ended June 30, 2015 as compared to 1.35% for the six months ended June 30, 2014.

The decrease in our interest rate spread and net interest margin for the three and six month periods ended June 30, 2015 is primarily due to repayments of higher yielding assets due to the low interest rate environment. The decrease is also due to an increase in the average balance of Federal funds sold and other overnight deposits and U.S. Treasury securities with a weighted average yield of 0.26% and 0.28%, respectively.

Market interest rates on mortgage-related assets remained at low levels primarily due to the FRB’s program to purchase mortgage-backed securities to provide stimulus to the housing markets. Given the current market environment and our concerns about taking on additional interest rate risk, we expect to continue to reduce the size of our balance sheet in the near term.

There was no provision for loan losses for both the three and six month periods ended June 30, 2015 and 2014. No provision was needed due to improving home prices and economic conditions, a continued decrease in total delinquent loans and a continued decrease in the size of the loan portfolio. Early stage loan delinquencies (defined as loans that are 30 to 89 days delinquent) decreased $65.2 million to $342.4 million at June 30, 2015 from $407.6 million at December 31, 2014. Non-performing loans, defined as non-accruing loans and accruing loans delinquent 90 days or more, amounted to $801.8 million at June 30, 2015 as compared to $852.0 million at December 31, 2014, and $1.01 billion at June 30, 2014. The ratio of non-performing loans to total loans was 4.05% at June 30, 2015 as compared to 3.95% at December 31, 2014, and 4.35% at June 30, 2014. This increase in the ratio of non-performing loans to total loans was due to the decrease in the size of our loan portfolio. The foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where approximately 71% of our non-performing loans are located. This protracted foreclosure process delays our ability to resolve non-performing loans through the sale of the underlying collateral and our ability to maximize any recoveries.

Total non-interest income was $68.6 million for the second quarter of 2015 as compared to $21.2 million for the second quarter of 2014. Included in non-interest income for the second quarter of 2015 were $67.1 million in gains from the sale of $988.2 million of mortgage-backed securities. Included in non-interest income for the second quarter of 2014 were $19.5 million in gains from the sale of $565.6 million of mortgage-backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Total non-interest income was $77.3 million for the first six months of 2015 as compared to $38.9 million for the same period in 2014. Included in non-interest income for the first six months 2015 were $74.4 million in gains from the sale of $1.21 billion of mortgage-backed securities. Gains on the sales of securities amounted to $35.5 million from the sale of $984.9 million of mortgage-backed securities for the six months ended June 30, 2014.

Total non-interest expense decreased $6.6 million to $66.5 million for the second quarter of 2015 as compared to $73.1 million for the second quarter of 2014. This decrease was due primarily to a $5.2 million decrease in the FDIC assessment and a $2.5 million decrease in other non-interest expense. These decreases were partially offset by a $1.8 million increase in compensation and employee benefit costs.

Total non-interest expense amounted to $141.2 million for the six months ended June 30, 2015 as compared to $152.8 million for the six months ended June 30, 2014. This decrease was due to decreases of $8.1 million in Federal deposit insurance expense and $5.2 million in other non-interest expense, partially offset by a $2.6 million increase in compensation and employee benefit expenses.

Net loans decreased to $19.65 billion at June 30, 2015 as compared to $21.43 billion at December 31, 2014 due primarily to a decrease in loan production. During the first six months of 2015, our loan production (originations and purchases) amounted to $416.7 million as compared to $813.4 million for the same period of 2014. Loan production was offset by principal repayments of $2.16 billion in the first six months of 2015, as compared to principal repayments of $1.72 billion for the first six months of 2014.

The Strategic Plan includes the implementation of our commercial real estate (“CRE”) lending initiative. During 2014, the Bank began to purchase CRE and multi-family loans and interests in such loans. The Bank funded $86.0 million of such loans and interests in the fourth quarter of 2014 and $57.6 million during the first six months of 2015, for an aggregate of $143.6 million.

Total mortgage-backed securities decreased $1.51 billion to $2.73 billion at June 30, 2015 from $4.24 billion at December 31, 2014. The decrease was due primarily to securities sales of $1.21 billion and repayments of $365.8 million of mortgage-backed securities during the first six months of 2015. We sold mortgage-backed securities to take advantage of market demand and prices. The proceeds from the sales have been invested primarily in short-term liquid assets. While this further increases our levels of low-yielding liquid assets, we believe this positions our balance sheet for a future balance sheet restructuring transaction.

Total investment securities increased $1.71 billion to $5.36 billion at June 30, 2015 as compared to $3.65 billion at December 31, 2014. The increase was due primarily to purchases of $1.70 billion of U.S. Treasury securities with a remaining average life of 9 months, which are used as collateral for our outstanding borrowings.

Total liabilities decreased $1.19 billion, or 3.7%, to $30.60 billion at June 30, 2015 from $31.79 billion at December 31, 2014. The decrease in total liabilities reflected a decrease in total deposits while total borrowed funds remained unchanged.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets decreased $1.15 billion, or 3.1%, to $35.42 billion at June 30, 2015 from $36.57 billion at December 31, 2014. The decrease in total assets reflected a $1.78 billion decrease in net loans and a $1.51 billion decrease in total mortgage-backed securities, partially offset by a $1.71 billion increase in investment securities and a $417.2 million increase in cash and cash equivalents.

Total cash and cash equivalents increased $417.2 million to $6.70 billion at June 30, 2015 as compared to $6.29 billion at December 31, 2014. The high level of cash and cash equivalents is primarily due to repayments on mortgage-related assets and our continued limited appetite for reinvesting these funds in low-yielding longer-term assets. We have maintained lower deposit rates to allow a reduction in our deposits to help manage deposit levels at a time when there are limited investment opportunities and to prepare for a future balance sheet restructuring during 2015. We have used a portion of our excess cash inflows to fund these deposit reductions.

Net loans decreased to $19.65 billion at June 30, 2015 as compared to $21.43 billion at December 31, 2014 due primarily to a decrease in loan production and the acceleration of loan repayments. During the first six months of 2015, our loan production (originations and purchases) amounted to $416.7 million as compared to $813.4 million for the same period of 2014. Loan production was offset by principal repayments of $2.16 billion in the first six months of 2015, as compared to principal repayments of $1.72 billion for the first six months of 2014.

The decline in loan production during the first six months of 2015 as compared to the first six months of 2014 reflects our continued limited appetite for adding long-term fixed-rate residential mortgage loans to our portfolio and our focus on originating variable-rate residential mortgage loans which are not as attractive to loan customers in the current low market interest rate environment. The low market interest rate environment also significantly influences the increase in principal repayments.

Our first mortgage loan production during the first six months of 2015 was primarily in one- to four-family mortgage loans. Fixed-rate mortgage loans accounted for 52.6% of our first mortgage loan portfolio at June 30, 2015 as compared to 53.4% at December 31, 2014. Beginning in the fourth quarter of 2014, the Bank began to purchase CRE loans and CRE loan participations, which is one of the initiatives in the Company’s Strategic Plan. During the first six months of 2015, the Bank funded $57.6 million of such loans and loan participations and funded $86.0 million during the fourth quarter of 2014, for an aggregate of $143.6 million.

Our ALL amounted to $225.6 million at June 30, 2015 and $235.3 million at December 31, 2014. Non-performing loans amounted to $801.8 million, or 4.05% of total loans, at June 30, 2015 as compared to $852.0 million, or 3.95% of total loans, at December 31, 2014.

Total mortgage-backed securities decreased $1.51 billion to $2.73 billion at June 30, 2015 from $4.24 billion at December 31, 2014. The decrease was due primarily to securities sales of $1.21 billion and repayments of $365.8 million of mortgage-backed securities during the first six months of 2015. We sold mortgage-backed securities to take advantage of market demand and prices. The proceeds from the sales have been invested primarily in short-term liquid assets. While this further increases our levels of low-yielding liquid assets, we believe this positions our balance sheet for a future balance sheet restructuring transaction.

Total investment securities increased $1.71 billion to $5.36 billion at June 30, 2015 as compared to $3.65 billion at December 31, 2014. The increase was due primarily to purchases of $1.70 billion of U.S. Treasury securities with a remaining average life of 9 months, which are used as collateral for our outstanding borrowings.

Total liabilities decreased $1.19 billion, or 3.7%, to $30.60 billion at June 30, 2015 from $31.79 billion at December 31, 2014. The decrease in total liabilities reflected a decrease in total deposits while total borrowed funds remained unchanged.

Total deposits decreased $1.21 billion, or 6.2%, to $18.17 billion at June 30, 2015 from $19.38 billion at December 31, 2014. The decrease in total deposits reflected an $848.9 million decrease in our time deposit accounts, a $369.1 million decrease in our money market accounts and a $56.2 decrease in our NOW accounts, partially offset by an increase in savings accounts of $33.5 million. The decrease in our money market and time deposit accounts was due to our decision to maintain lower deposit rates that allow us to manage deposit levels at a time when there are limited investment opportunities with attractive yields to reinvest the funds received from payment activity on mortgage-related assets. We had 135 banking offices at both June 30, 2015 and December 31, 2014.

Borrowings amounted to $12.18 billion at June 30, 2015 with an average cost of 4.59%, unchanged from December 31, 2014. Borrowings scheduled to mature in the next 12 months amount to $1.83 billion with an average cost of 4.94%.

At June 30, 2015, we had $3.33 billion of borrowed funds with put dates within one year, all of which can be put back to the Company quarterly. If interest rates were to decrease, or remain consistent with current rates, we believe these borrowings would likely not be put back and our average cost of existing borrowings would not decrease even as market interest rates decrease. Conversely, if interest rates increase we believe these borrowings would likely be put back at their next put date and our cost to replace these borrowings would increase. However, we believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points.

Total shareholders’ equity increased $40.3 million to $4.82 billion at June 30, 2015 as compared to $4.78 billion at December 31, 2014. The increase was due to net income of $41.5 million and a change in accumulated other comprehensive loss of $10.2 million, partially offset by $20.0 million in cash dividends paid to common shareholders during the first six months of 2015. At June 30, 2015, our consolidated shareholders’ equity to asset ratio was 13.61% and our tangible book value per share was $9.32.

Accumulated other comprehensive loss amounted to $40.2 million at June 30, 2015 as compared to $50.4 million at December 31, 2014. Accumulated other comprehensive loss at June 30, 2015 included a $66.6 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans partially offset by a $26.4 million after-tax net unrealized gain on securities available for sale ($44.5 million pre-tax). Accumulated other comprehensive loss at December 31, 2014 included a $68.7 million after-tax accumulated other comprehensive loss related to the funded status of our employee benefit plans partially offset by a $18.3 million after-tax net unrealized gain on securities available for sale ($30.9 million pre-tax). The change in accumulated other comprehensive loss of $10.2 million reflects the transfer to available for sale of all of our securities that were classified as held to maturity with a carrying value of $1.22 billion and a fair value of $1.30 billion, which occurred in the second quarter of 2015. The resulting after-tax net unrealized built-in gain of $48.3 million ($81.6 million pre-tax) was recorded as a component of accumulated other comprehensive loss. In addition, during the six months ended June 30, 2015 we reclassified $42.9 million ($72.5 million pre-tax) of realized gains out of accumulated other comprehensive loss.

As of June 30, 2015, there remained 50,123,550 shares that may be purchased under our existing stock repurchase programs. We did not repurchase any shares of our common stock during the first six months of 2015. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. In addition, pursuant to the terms of the Merger Agreement, we may not repurchase shares of Hudson City Bancorp common stock without the consent of M&T. At June 30, 2015, our capital ratios were in excess of the applicable regulatory requirements to be considered well-capitalized. See “Liquidity and Capital Resources.”

At June 30, 2015, our shareholders’ equity to asset ratio was 13.61% compared with 13.08% at December 31, 2014. Our book value per share, using the period-end number of outstanding shares, less purchased but unallocated employee stock ownership plan shares and less purchased but unvested recognition and retention plan shares, was $9.62 at June 30, 2015 and $9.57 at December 31, 2014. Our tangible book value per share, calculated by deducting goodwill and the core deposit intangible from shareholders’ equity, was $9.32 as of June 30, 2015 and $9.27 at December 31, 2014.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the three months ended June 30, 2015 and 2014. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2015				2014
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$19,960,416	$201,401	4.04%		$23,083,914	$247,124	4.28%
Consumer and other loans	185,327	1,890	4.08		207,456	2,199	4.24
Federal funds sold and other overnight deposits	6,144,459	3,922	0.26		5,252,541	3,316	0.25
Mortgage-backed securities at amortized cost	3,282,724	16,109	1.96		7,646,018	41,723	2.18
Federal Home Loan Bank stock	310,489	3,243	4.18		337,942	3,338	3.95
Investment securities, at amortized cost	5,089,160	4,644	0.37		539,141	1,505	1.12

Total interest-earning assets	34,972,575	231,209	2.64		37,067,012	299,205	3.23

Noninterest-earnings assets	880,597				901,004

Total Assets	$35,853,172				$37,968,016

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$1,080,922	408	0.15		1,045,799	392	0.15
Interest-bearing transaction accounts	2,079,086	1,395	0.27		2,163,365	1,558	0.29
Money market accounts	3,883,437	1,918	0.20		4,788,273	2,366	0.20
Time deposits	10,829,676	29,650	1.10		12,112,789	35,857	1.19

Total interest-bearing deposits	17,873,121	33,371	0.75		20,110,226	40,173	0.80

Repurchase agreements	6,150,000	69,055	4.44		6,150,000	69,083	4.44
Federal Home Loan Bank of New York advances	6,025,000	72,227	4.74		6,025,000	72,267	4.75

Total borrowed funds	12,175,000	141,282	4.59		12,175,000	141,350	4.59

Total interest-bearing liabilities	30,048,121	174,653	2.31		32,285,226	181,523	2.23

Noninterest-bearing liabilities:
Noninterest-bearing deposits	696,527				659,994
Other noninterest-bearing liabilities	247,903				204,034

Total noninterest-bearing liabilities	944,430				864,028

Total liabilities	30,992,551				33,149,254
Shareholders’ equity	4,860,621				4,818,762

Total Liabilities and Shareholders’ Equity	$35,853,172				$37,968,016

Net interest income/net interest rate spread (2)		$56,556	0.33			$117,682	1.00

Net interest-earning assets/net interest margin (3)	$4,924,454		0.66%		$4,781,786		1.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	x			1.15	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $35.7 million for the second quarter of 2015 as compared to $39.2 million for the second quarter of 2014. Both basic and diluted earnings per common share were $0.07 for the second quarter of 2015 as compared to both basic and diluted earnings per share of $0.08 for the second quarter of 2014. For the second quarter of 2015, our annualized return on average shareholders’ equity was 2.93% as compared to 3.25% for the corresponding period in 2014. Our annualized return on average assets for the second quarter of 2015 was 0.40% as compared to 0.41% for the second quarter of 2014. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the second quarter of 2015.

Interest and Dividend Income. Total interest and dividend income for the second quarter of 2015 decreased $68.0 million, or 22.7%, to $231.2 million from $299.2 million for the second quarter of 2014. The decrease in total interest and dividend income was due to a $2.10 billion decrease in the average balance of total interest-earning assets during the second quarter of 2015 to $34.97 billion from $37.07 billion for the second quarter of 2014 as well as a decrease in the annualized weighted-average yield on total interest earning assets. The decrease in the average balance of total interest-earning assets for the second quarter of 2015 as compared to the second quarter of 2014 was due primarily to repayments and sales of mortgage-related assets as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. As such, we maintained lower deposit rates and used the proceeds from the repayments and sales of mortgage related assets to fund the decrease in deposits.

The annualized weighted-average yield on total interest-earning assets was 2.64% for the second quarter of 2015 as compared to 3.23% for the second quarter of 2014. The decrease in the annualized weighted-average yield was due to a $4.55 billion increase in investment securities, which substantially consist of U.S. Treasury securities, with an annualized weighted-average yield of 0.37% and an increase of $891.9 million in the average balance of Federal funds sold and other overnight deposits with an average yield of 0.26% for the quarter ended June 30, 2015. The decrease was also due to continued low market interest rates earned on mortgage-related assets.

Interest on first mortgage loans decreased $45.7 million, or 18.5%, to $201.4 million for the second quarter of 2015 from $247.1 million for the second quarter of 2014. The decrease in interest on first mortgage loans was primarily due to a $3.12 billion decrease in the average balance of first mortgage loans to $19.96 billion for the second quarter of 2015 from $23.08 billion for the second quarter in 2014. The decrease in interest on first mortgage loans was also due to a 24 basis point decrease in the annualized weighted-average yield to 4.04% for the second quarter of 2015 from 4.28% for the second quarter of 2014.

The decrease in the annualized weighted-average yield earned on first mortgage loans during the second quarter of 2015 was due primarily to repayments of higher-yielding loans coupled with lower yields on new loan originations. The decrease in the average balance of first mortgage loans was due to a decrease in our loan production reflecting our continued limited appetite for adding long-term mortgage loans to our portfolio and our focus on originating variable-rate residential mortgage loans which are not as attractive to loan customers in the current low interest rate environment. During the first six months of 2015, our loan production (originations and purchases) amounted to $416.7 million as compared to $813.4 million for the same period of 2014. Loan production was offset by principal repayments of $2.16 billion in the first six months of 2015, as compared to principal repayments of $1.72 billion for the first six months of 2014.

Interest on consumer and other loans decreased $309,000 to $1.9 million for the second quarter of 2015 from $2.2 million for the second quarter of 2014 due to a decrease in the average balance of consumer and other loans. The average balance of consumer and other loans decreased $22.2 million to $185.3 million for the second quarter of 2015 from $207.5 million for the second quarter of 2014 and the annualized weighted-average yield earned decreased 16 basis points to 4.08% from 4.24% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $25.6 million to $16.1 million for the second quarter of 2015 from $41.7 million for the second quarter of 2014. This decrease was due primarily to a $4.37 billion decrease in the average balance of mortgage-backed securities to $3.28 billion for the second quarter of 2015 from $7.65 billion for the second quarter of 2014.

The decrease in the average balance of mortgage-backed securities during the second quarter of 2015 was due to sales of mortgage-backed securities and principal repayments continuing our strategy from 2014. During the second quarter of 2015, we sold $988.2 million of mortgage-backed securities to realize gains that otherwise would have decreased as repayments reduced the outstanding principal balance on these securities. The decrease in interest on mortgage-backed securities was also due to a decrease of 22 basis points in the annualized weighted-average yield of mortgage-backed securities to 1.96% for the second quarter of 2015 as compared to 2.18% for second quarter of 2014.

Interest on investment securities increased $3.1 million to $4.6 million for the second quarter of 2015 as compared to $1.5 million for the second quarter of 2014. This increase was due primarily to a $4.55 billion increase in the average balance of investment securities to $5.09 billion for the second quarter of 2015 from $539.1 million for the second quarter of 2014. The increase in the average balance of investment securities was due primarily to the purchase of $3.30 billion of U.S. Treasury securities in 2014 and $1.70 billion of U.S. Treasury securities during the first six months of 2015 as we invested cash from the mortgage-backed securities sales and loan repayments. This increase was partially offset by a decrease in the annualized weighted-average yield to 0.37% for the second quarter of 2015 from 1.12% for the second quarter of 2014. The decrease in the annualized weighted-average yield earned on investment securities is primarily due to the increase in the average balance of U.S. Treasury securities of $4.54 billion for the second quarter of 2015, which have an average yield of 0.28%.

Interest on Federal funds sold and other overnight deposits amounted to $3.9 million for the second quarter of 2015 as compared to $3.3 million for the second quarter of 2014. The increase in interest income on Federal funds sold and other overnight deposits was due to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $6.14 billion for the second quarter of 2015 as compared to $5.25 billion for the second quarter of 2014. The increase in the average balance was due primarily to repayments and sales of mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment. The yield earned on Federal funds sold and other overnight deposits was 0.26% for the second quarter of 2015 as compared to 0.25% for the second quarter of 2014.

Interest Expense. Total interest expense for the quarter ended June 30, 2015 decreased $6.8 million, or 3.7%, to $174.7 million from $181.5 million for the quarter ended June 30, 2014. This decrease was primarily due to a $2.24 billion decrease in the average balance of total interest-bearing liabilities to $30.05 billion for the quarter ended June 30, 2015 from $32.29 billion for the quarter ended June 30, 2014. This was partially offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.31% for the quarter ended June 30, 2015 as compared to 2.23% for the quarter ended June 30, 2014. The decrease in the average balance of total interest-bearing liabilities was due entirely to a decrease in the average balance of total deposits.

The increase in the average cost of interest-bearing liabilities during the second quarter of 2015 was due to a decrease in the average balance of interest-bearing deposits, which have a lower weighted-average cost than our borrowed funds, the average balances of which remained unchanged. Interest-bearing deposits accounted for 59% of interest-bearing liabilities for the quarter ended June 30, 2015 as compared to 62% for the quarter ended June 30, 2014.

Interest expense on deposits decreased $6.8 million, or 16.9%, to $33.4 million for the second quarter of 2015 from $40.2 million for the second quarter of 2014. The decrease was primarily due to a $2.24 billion decrease in the average balance of interest-bearing deposits to $17.87 billion for the second quarter of 2015 from $20.11 billion for the second quarter of 2014. The decrease is also due to a decrease in the average cost of interest-bearing deposits of 5 basis points to 0.75% for the second quarter of 2015 from 0.80% for the second quarter of 2014. The decrease in the average cost of deposits for the second quarter of 2015 reflected the low market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on our time deposit accounts decreased $6.2 million to $29.7 million for the second quarter of 2015 from $35.9 million for the second quarter of 2014. This decrease was due to a $1.28 billion decrease in the average balance of time deposit accounts to $10.83 billion for the second quarter of 2015 from $12.11 billion for the same period in 2014. The decrease was also due to a 9 basis point decrease in the annualized weighted-average cost to 1.10% for the second quarter of 2015 compared with 1.19% for the second quarter of 2014 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $448,000 to $1.9 million for the second quarter of 2015 from $2.4 million for the second quarter of 2014. This was due primarily to a $904.8 million decrease in the average balance of money market accounts to $3.88 billion for the second quarter of 2015 from $4.79 billion for the second quarter of 2014. The decline in the average balance of our money market accounts reflects our decision to maintain lower deposit rates to continue our balance sheet reduction. The annualized weighted-average cost of money market accounts was 0.20% for both the second quarter of 2015 and the second quarter of 2014.

Interest expense on borrowed funds amounted to $141.3 million for the second quarter of 2015 as compared to $141.4 million for the second quarter of 2014. The average cost of borrowed funds was 4.59% for both the quarters ended June 30, 2015 and 2014. The average balance of borrowings was unchanged for both comparative periods.

Net Interest Income. Net interest income decreased to $56.6 million for the second quarter of 2015 as compared to $117.7 million for the second quarter of 2014 reflecting the overall decrease in the average balance of interest-earning assets and interest-bearing liabilities, the continued low interest rate environment and a continued increase in the average balance of short-term liquid assets, including U.S. Treasury securities and Federal funds sold and other overnight deposits. Our interest rate spread decreased to 0.33% for the second quarter of 2015 as compared to 1.00% for the second quarter of 2014. Our net interest margin was 0.66% for the second quarter of 2015 as compared to 1.29% for the second quarter of 2014.

The decreases in our interest rate spread and net interest margin for the second quarter of 2015 as compared to the second quarter of 2014 are primarily due to repayments and sales of higher yielding assets due to the low interest rate environment. The decrease was also due to an increase of $4.55 billion in investment securities with an annualized weighted-average yield of 0.37% and an increase of $891.9 million in the average balance of Federal funds sold and other overnight deposits to $6.14 billion with an average yield of 0.26% during this same period, all of which caused our average yield on interest earning assets to decline while the average cost of interest-bearing liabilities rose slightly. The compression of our net interest margin and the reduction in the size of our balance sheet may result in a decline in our net interest income in future periods.

Provision for Loan Losses. There was no provision for loan losses recorded for the second quarters of 2015 and 2014 due to improving home prices and economic conditions, a decrease in total delinquent loans and a decrease in the size of the loan portfolio. The decline in non-performing loans was primarily due to improving economic conditions, particularly in the housing and labor markets. The ALL amounted to $225.6 million at June 30, 2015 as compared to $235.3 million at December 31, 2014. See “Critical Accounting Policies – Allowance for Loan Losses.”

Our primary lending emphasis is the origination and purchase of one to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one-to four-family residential properties. Our loan growth is primarily concentrated in one-to four-family mortgage loans with original loan-to-value (“LTV”) ratios of less than 80%. At June 30, 2015, the average LTV ratio of our 2015 first mortgage loan originations and our total first mortgage loan portfolio were 64.9% and 60.4%, respectively, using appraised values at the time of origination. The value of the property used as collateral for our loans is dependent upon local market conditions. As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations. Based on our analysis of the data for the second quarter of 2015, we concluded that home values in our primary lending markets have increased approximately 2.8% since the second quarter of 2014.

Economic conditions in our primary market area continued to improve modestly during the first six months of 2015 as evidenced by increased levels of home sale activity, higher real estate valuations and a decrease in the unemployment rate. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.

Non-performing loans amounted to $801.8 million at June 30, 2015 as compared to $852.0 million at December 31, 2014 and $1.01 billion at June 30, 2014. Non-performing loans at June 30, 2015 included $789.1 million of one- to four-family first mortgage loans as compared to $841.7 million at December 31, 2014 and $999.6 million at June 30, 2014. The ratio of non-performing loans to total loans was 4.05% at June 30, 2015 as compared to 3.95% at December 31, 2014 and 4.35% at June 30, 2014. Loans delinquent 30 to 59 days amounted to $235.1 million at June 30, 2015 as compared to $278.5 million at December 31, 2014 and $274.9 million at June 30, 2014. Loans delinquent 60 to 89 days amounted to $107.3 million at June 30, 2015 as compared to $129.1 million at December 31, 2014 and $136.5 million at June 30, 2014. Accordingly, total early stage delinquencies (loans 30 to 89 days past due) decreased $65.2 million to $342.4 million at June 30, 2015 from $407.6 million at December 31, 2014 and decreased $69.0 million from $411.4 million at June 30, 2014. Foreclosed real estate amounted to $100.2 million at June 30, 2015 as compared to $80.0 million at December 31, 2014 and $77.8 million at June 30, 2014.

At June 30, 2015, the ratio of the ALL to non-performing loans was 28.13% as compared to 27.62% at December 31, 2014 and 25.29% at June 30, 2014. The ratio of the ALL to total loans was 1.14% at June 30, 2015 as compared to 1.09% at December 31, 2014 and 1.10% at June 30, 2014. Changes in the ratio of the ALL to non-performing loans are not, absent other factors, an indication of the adequacy of the ALL since there is not necessarily a direct relationship between changes in various asset quality ratios and changes in the ALL, non-performing loans and losses we may incur on our loan portfolio. A loan generally becomes non-performing when the borrower experiences financial difficulty. In many cases, the borrower also has a second mortgage or home equity loan on the property. In substantially all of these cases, we do not hold the second mortgage or home equity loan as that is not a business we have actively pursued.

We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter. If the estimated fair value of the collateral (less estimated selling costs) is less than the recorded investment in the loan, we charge-off an amount to reduce the loan to the fair value of the collateral less estimated selling costs. As a result, certain losses inherent in our non-performing loans are being recognized as charge-offs which may result in a lower ratio of the ALL to non-performing loans. Charge-offs, net of recoveries, amounted to $4.9 million for the second quarter of 2015 as compared to $10.7 million for the second quarter of 2014. The decrease in charge-offs primarily reflects improving home prices in our market area that are reflected in the proceeds received from our foreclosure sales. Net charge-offs as a percentage of average loans was 0.10% for the quarter ended June 30, 2015 and 0.18% for the quarter ended June 30, 2014. Foreclosed real estate transactions (sales and write-downs) resulted in a net gain of $2.5 million for the second quarter of 2015 as compared to a net gain of $592,000 for the second quarter of 2014. The results of our reappraisal process, our recent charge-off history and our loss experience related to the sale of foreclosed real estate are considered in the determination of the ALL. Our loss experience (excluding previous charge-offs) on the sale of foreclosed real estate was 14% for both the second quarter of 2015 and 2014.

As part of our estimation of the ALL, we monitor changes in the values of homes in each market using indices published by various organizations including the FHFA and Case Shiller. Our Asset Quality Committee (“AQC”) uses these indices and a stratification of our loan portfolio by state as part of its quarterly determination of the ALL. We do not apply different loss factors based on geographic locations since, at June 30, 2015, 85.1% of our loan portfolio and 79.2% of our non-performing loans are located in the New York metropolitan area. We obtain updated collateral values by the time a loan becomes 180 days past due and annually thereafter, which we believe identifies potential charge-offs more accurately than a house price index that is based on a wide geographic area and includes many different types of houses. However, we use house price indices to identify geographic trends in housing markets to determine if an overall adjustment to the ALL is required based on loans we have in those geographic areas and to determine if changes in the loss factors used in the ALL quantitative analysis are necessary. Our quantitative analysis of the ALL accounts for increases in non-performing loans by applying progressively higher risk factors to loans as they become more delinquent.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one-to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign estimated loss factors to the payment status categories on the basis of our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our loss experience, delinquency trends, portfolio growth and environmental factors such as the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. We define our loss experience on non-performing loans as the ratio of the excess of the loan balance (including selling costs) over the updated collateral value to the principal balance of loans for which we have updated valuations. We obtain updated collateral values by the time a loan becomes 180 days past due and on an annual basis thereafter for as long as the loan remains non-performing. Based on our analysis, our loss experience on our non-performing one-to four-family first mortgage loans was approximately 10.9% at June 30, 2015 compared to 13.1% at June 30, 2014, reflecting improving home prices.

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

As a result of our underwriting policies, our borrowers typically have a significant amount of equity, at the time of origination, in the underlying real estate that we use as collateral for our loans. Due to the ability of real estate values to fluctuate, the LTV ratios based on appraisals obtained at time of origination do not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure. We consider the average LTV of our non-performing loans and our total portfolio in relation to the overall changes in house prices in our lending markets when determining the ALL. This provides us with a “macro” indication of the severity of potential losses that might be expected. Since substantially all our portfolio consists of first mortgage loans on residential properties, the LTV ratio is particularly important to us when a loan becomes non-performing. The weighted average LTV ratio in our one- to four-family mortgage loan portfolio at June 30, 2015 was approximately 60.4%, using appraised values at the time of origination. The average LTV ratio of our non-performing loans was approximately 70.0% at June 30, 2015. Based on the valuation indices, house prices declined in the New York metropolitan area, where 79.2% of our non-performing loans were located at June 30, 2015, by approximately 17% from the peak of the market in 2006 through April 2015 and by 13% nationwide during that period. During 2015, home prices increased 2% in the New York metropolitan area and increased 5% nationwide. Changes in house values may affect our loss experience which may require that we change the loss factors used in our quantitative analysis of the ALL. There can be no assurance whether significant further declines in house values may occur and result in higher loss experience and increased levels of charge-offs and loan loss provisions.

Due to the unprecedented level of foreclosures and the desire by many states to slow the foreclosure process, we continue to experience a time frame to repayment or foreclosure of up to 48 months from the initial non-performing period. These delays have impacted our level of non-performing loans as these loans take longer to migrate to real estate owned and ultimate disposition. In addition, the highly publicized foreclosure issues that have affected the nation’s largest mortgage loan servicers has resulted in greater court and state attorney general scrutiny. Our foreclosure process and the time to complete a foreclosure continue to be prolonged, especially in New York and New Jersey where 71.3% of our non-performing loans are located. However, since 2013, we have experienced an increased volume of completed foreclosures for loans that have been in the foreclosure process for over 48 months. If real estate prices do not continue to improve or begin to decline, this extended time may result in further charge-offs. In addition, current conditions in the housing market have made it more difficult for borrowers to sell homes to satisfy the mortgage and second lien holders are less likely to repay our loan if the value of the property is not enough to satisfy their loan. We continue to closely monitor the property values underlying our non-performing loans during this timeframe and take appropriate charge-offs when the loan balances exceed the underlying estimated property values.

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

Non-Interest Income. Total non-interest income was $68.6 million for the second quarter of 2015 as compared to $21.2 million for the second quarter of 2014. Included in non-interest income for the second quarter of 2015 were $67.1 million in gains from the sale of $988.2 million of mortgage-backed securities. Included in non-interest income for the second quarter of 2014 were $19.5 million in gains from the sale of $565.6 million of mortgage-backed securities. The remainder of non-interest income is primarily made up of service fees and charges on deposit and loan accounts.

Non-Interest Expense. Total non-interest expense decreased $6.6 million to $66.5 million for the second quarter of 2015 as compared to $73.1 million for the second quarter of 2014. This decrease was due primarily to a $5.2 million decrease in the FDIC assessment and a $2.5 million decrease in other non-interest expense. These decreases were partially offset by a $1.8 million increase in compensation and employee benefit costs.

Compensation and employee benefit costs increased $1.8 million, or 5.6%, to $34.2 million for the second quarter of 2015 as compared to $32.4 million for the same period in 2014. The increase in compensation and employee benefit costs is primarily due to a $1.4 million increase in pension expense. The increase in pension expense is due primarily to a decrease in the discount rate used to calculate our pension obligations as well as the updated mortality tables published in October 2014 by the Society of Actuaries. See “Critical Accounting Policies – Pension and Other Post-Retirement Benefit Assumptions”. At June 30, 2015, we had 1,466 full-time equivalent employees as compared to 1,514 at June 30, 2014. While the reduction in full-time equivalent employees resulted in a reduction in compensation and employee benefit costs, this reduction was offset by costs incurred through the use of temporary employees and consultants to fill vacant positions during the pendency of the Merger.

For the second quarter of 2015 Federal deposit insurance expense decreased $5.2 million, or 39.7%, to $7.9 million compared to $13.1 million for the same period in 2014. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

Other non-interest expense decreased $2.5 million to $15.7 million for the quarter ended June 30, 2015 as compared to $18.2 million for the second quarter of 2014. This decrease was due primarily to a $1.9 million increase in net gains on the sale of foreclosed properties.

Included in other non-interest expense were net gains of $2.5 million resulting from foreclosed real estate transactions for the second quarter of 2015 as compared to a net gain of $592,000 for the same period in 2014. We sold 61 properties during the second quarter of 2015 and had 313 properties in foreclosed real estate with a carrying value of $100.2 million, 65 of which were under contract to sell as of June 30, 2015. For the second quarter of 2014, we sold 70 properties and had 228 properties in foreclosed real estate with a carrying value of $77.8 million, 85 of which were under contract to sell as of June 30, 2014.

Income Taxes. Income tax expense amounted to $23.0 million for the second quarter of 2015 as compared to income tax expense of $26.6 million for the corresponding period in 2014. Our effective tax rate for the second quarter of 2015 was 39.26% compared with 40.41% for the second quarter of 2014.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014

Average Balance Sheet. The following table presents the average balance sheets, average yields and costs and certain other information for the six months ended June 30, 2015 and 2014. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered to be adjustments to yields. Yields on tax-exempt obligations were not computed on a tax equivalent basis. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income.

	For the Six Months Ended June 30,
	2015				2014
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
First mortgage loans, net (1)	$20,418,516	$418,689	4.10%		$23,309,914	$500,263	4.29%
Consumer and other loans	188,237	3,931	4.18		209,764	4,477	4.27
Federal funds sold and other overnight deposits	6,142,236	7,711	0.25		4,942,571	6,202	0.25
Mortgage-backed securities at amortized cost	3,685,292	36,245	1.97		8,034,614	90,424	2.25
Federal Home Loan Bank stock	315,592	6,962	4.41		342,496	7,494	4.38
Investment securities, at amortized cost	4,495,023	8,600	0.38		442,286	2,884	1.30

Total interest-earning assets	35,244,896	482,138	2.74		37,281,645	611,744	3.28

Noninterest-earnings assets	855,414				905,703

Total Assets	$36,100,310				$38,187,348

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	1,071,638	800	0.15		1,033,539	770	0.15
Interest-bearing transaction accounts	2,085,483	2,770	0.27		2,179,399	3,118	0.29
Money market accounts	4,042,334	3,909	0.20		4,985,144	4,839	0.20
Time deposits	11,029,153	61,431	1.12		12,212,864	72,084	1.19

Total interest-bearing deposits	18,228,608	68,910	0.76		20,410,946	80,811	0.80

Repurchase agreements	6,150,000	137,255	4.44		6,401,934	142,730	4.43
Federal Home Loan Bank of New York advances	6,025,000	143,789	4.75		5,773,066	138,185	4.76

Total borrowed funds	12,175,000	281,044	4.59		12,175,000	280,915	4.59

Total interest-bearing liabilities	30,403,608	349,954	2.30		32,585,946	361,726	2.21

Noninterest-bearing liabilities:
Noninterest-bearing deposits	612,793				591,218
Other noninterest-bearing liabilities	256,163				207,396

Total noninterest-bearing liabilities	868,956				798,614

Total liabilities	31,272,564				33,384,560
Shareholders’ equity	4,827,746				4,802,788

Total Liabilities and Shareholders’ Equity	$36,100,310				$38,187,348

Net interest income/net interest rate spread (2)		$132,184	0.44			$250,018	1.07

Net interest-earning assets/net interest margin (3)	$4,841,288		0.76%		$4,695,699		1.35%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	x			1.14	x

(1)	Amount includes deferred loan costs and non-performing loans and is net of the allowance for loan losses.
(2)	Determined by subtracting the annualized weighted average cost of total interest-bearing liabilities from the annualized weighted average yield on total interest-earning assets.
(3)	Determined by dividing annualized net interest income by total average interest-earning assets.

General. Net income was $41.5 million for the six months ended June 30, 2015 as compared to net income of $81.7 million for the six months ended June 30, 2014. Both basic and diluted earnings per common share were $0.08 for the six months ended June 30, 2015 as compared to both basic and diluted earnings per share of $0.16 for the six months ended June 30, 2014. For the six months ended June 30, 2015, our annualized return on average shareholders’ equity was 1.72%, compared with 3.40% for the six months ended June 30, 2014. Our annualized return on average assets for the six months ended June 30, 2015 was 0.23% as compared to 0.43% for the six months ended June 30, 2014. The decrease in the annualized return on average equity and assets is primarily due to the decrease in net income during the first six months of 2015.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2015 decreased $129.6 million, or 21.2%, to $482.1 million from $611.7 million for the six months ended June 30, 2014. The decrease in total interest and dividend income was primarily due to a decrease in the average balance of total interest-earning assets of $2.04 billion, or 5.5%, to $35.24 billion for the six months ended June 30, 2015 from $37.28 billion for the six months ended June 30, 2014. The decrease in total interest and dividend income was also due to a decrease of 54 basis points in the annualized weighted-average yield on total interest-earning assets to 2.74% for the six months ended June 30, 2015 from 3.28% for the six months ended June 30, 2014. The decrease in the average balance of total interest-earning assets was due primarily to repayments and sales of mortgage-related assets during the first six months of 2015 as a result of the low interest rate environment and our decision not to reinvest in low yielding, long term assets. The decrease in the annualized weighted-average yield was due to a $4.35 billion increase in the average balance of Federal funds sold and other overnight deposits, which had an average yield of 0.25% during the six months ended June 30, 2015 and a $4.05 million increase in the average balance of investment securities, which substantially consist of U.S. Treasury securities, with an annualized weighted-average yield of 0.38% for the six months ended June 30, 2015. The decrease was also due to lower market interest rates earned on mortgage-related assets.

For the six months ended June 30, 2015, interest on first mortgage loans decreased $81.6 million, or 16.3%, to $418.7 million from $500.3 million for the six months ended June 30, 2014. This was primarily due to a $2.89 billion decrease in the average balance of first mortgage loans to $20.42 billion for the six months ended June 30, 2015 from $23.31 billion for the six months ended June 30, 2014. The decrease in interest income on mortgage loans was also due to a 19 basis point decrease in the annualized weighted-average yield to 4.10% for the six months ended June 30, 2015 from 4.29% for the six months ended June 30, 2014.

The decrease in the average yield earned on first mortgage loans during the six months ended June 30, 2015 was due primarily to repayments of higher-yielding loans coupled with lower yields on new loan originations. Consequently, the average yield on our loan portfolio continued to decline during 2015.

Interest on consumer and other loans decreased $546,000 to $3.9 million for the six months ended June 30, 2015 from $4.5 million for the six months ended June 30, 2014. The average balance of consumer and other loans decreased $21.6 million to $188.2 million for the first six months of 2015 from $209.8 million for the first six months of 2014 and the annualized weighted-average yield earned decreased 9 basis points to 4.18% from 4.27% for those same respective periods. The average balance of consumer loans decreased as consumer loans is not a business that we actively pursue. The decrease in the annualized weighted-average yield is a result of current market interest rates.

Interest on mortgage-backed securities decreased $54.2 million to $36.2 million for the six months ended June 30, 2015 from $90.4 million for the six months ended June 30, 2014. This decrease was due primarily to a $4.34 billion decrease in the average balance of mortgage-backed securities to $3.69 billion during the first six months of 2015 from $8.03 billion for the first six months of 2014. The annualized weighted-average yield of mortgage-backed securities was 1.97% for the first six months of 2015 as compared to 2.25% for the first six months of 2014.

The decrease in the average balance of mortgage-backed securities during the six months ended June 30, 2015 was due to sales of mortgage-backed securities and principal repayments continuing our strategy from 2014. During the first six months of 2015, we sold $1.21 billion of mortgage-backed securities to realize gains that otherwise would have decreased as repayments reduced the outstanding principal balance on these securities.

For the six months ended June 30, 2015, interest on investment securities increased $5.7 million to $8.6 million as compared to $2.9 million for the six months ended June 30, 2014. This increase was due to a $4.05 billion increase in the average balance of investment securities to $4.50 billion for the first six months of 2015 as compared to $442.3 million for the first six months of 2014. This increase was partially offset by a decrease of 92 basis points in the annualized weighted-average yield to 0.38% for the first six months of 2015 from 1.30% for the same period in 2014.

The increase in the average balance of investment securities during the six months ended June 30, 2015 was due primarily to the purchase of $3.30 billion of U.S. Treasury securities in 2014 and $1.70 billion of U.S. Treasury securities during the first six months of 2015 as we invested cash from the mortgage-backed securities sales and loan repayments. This increase was partially offset by a decrease in the annualized weighted-average yield to 0.38% for the six months ended June 30, 2015 from 1.30% for the six months ended June 30, 2014. The decrease in the annualized weighted-average yield earned on investment securities during the first six months of 2015 is primarily due to the increase in the average balance of U.S. Treasury securities of $4.04 billion for the first six months of 2015, which have an average yield of 0.28%.

Dividends on FHLB stock decreased $532,000 or 7.1%, to $7.0 million for the six months ended June 30, 2015 from $7.5 million for the six months ended June 30, 2014. The decrease was due to a $26.9 million decrease in the average balance of FHLB stock to $315.6 million for the first six months of 2015 as compared to $342.5 million for the first six months of 2014. The annualized weighted-average dividend yield earned on FHLB stock was 4.41% for the six months ended June 30, 2015 as compared to 4.38% for the same period in 2014.

Interest on Federal funds sold and other overnight deposits amounted to $7.7 million for the six months ended June 30, 2015 as compared to $6.2 million for the six months ended June 30, 2014 due primarily to an increase in the average balance of Federal funds sold and other overnight deposits. The average balance of Federal funds sold and other overnight deposits amounted to $6.14 billion for the first six months of 2015 as compared to $4.94 billion for the same period in 2014. The yield earned on Federal funds sold and other overnight deposits was 0.25% for both the six months ended June 30, 2015 and 2014.

The increase in the average balance of Federal funds sold and other overnight deposits for the six months ended June 30, 2015 was due primarily to repayments and sales of mortgage-related assets and our low appetite for adding long-term fixed-rate mortgage loans to our portfolio in the current low interest rate environment.

Interest Expense. For the six months ended June 30, 2015, total interest expense decreased $11.7 million, or 3.2%, to $350.0 million from $361.7 million for the six months ended June 30, 2014. This decrease was primarily due to a $2.19 billion, or 6.7%, decrease in the average balance of total interest-bearing liabilities to $30.40 billion for the six months ended June 30, 2015 compared with $32.59 billion for the six months ended June 30, 2014. This was partially offset by an increase in the annualized weighted-average cost of total interest-bearing liabilities to 2.30% for the six months ended June 30, 2015 as compared to 2.21% for the six months ended June 30, 2014.

The increase in the average cost of interest-bearing liabilities during the six months ended June 30, 2015 was due to a decrease in the average balance of interest-bearing deposits, which have a lower weighted-average cost than our borrowed funds, the average balances of which remained unchanged. Interest-bearing deposits accounted for 60% of interest-bearing liabilities for the six months ended June 30, 2015, as compared to 63% for the six months ended June 30, 2014.

Interest expense on deposits decreased $11.9 million, or 14.7%, to $68.9 million from $80.8 million for the six months ended June 30, 2014. This decrease was due primarily to a decrease of $2.18 billion in the average balance of interest-bearing deposits to $18.23 billion during the first six months of 2015 from $20.41 billion for the first six months of 2014. The decrease is also due to a decrease in the average cost of interest-bearing deposits of 4 basis points to 0.76% for the first six months of 2015 from 0.80% for the first six months of 2014.

Interest expense on our time deposit accounts decreased $10.7 million to $61.4 million for the six months ended June 30, 2015 as compared to $72.1 million for the six months ended June 30, 2014. This decrease was due to a $1.18 billion decrease in the average balance of time deposit accounts to $11.03 billion for the six months ended June 30, 2015 from $12.21 billion for the same period in 2014. The decrease was also due to a 7 basis point decrease in the annualized weighted-average cost to 1.12% for the six months ended June 30, 2015 compared with 1.19% for the six months ended June 30, 2014 as maturing time deposits were renewed or replaced by new time deposits at lower rates. The decline in the average balance of our time deposits reflects our decision to maintain lower deposit rates to continue our balance sheet reduction.

Interest expense on money market accounts decreased $930,000 to $3.9 million for the six months ended June 30, 2015 from $4.8 million for the six months ended June 30, 2014. This decrease was the result of a $942.8 million decrease in the average balance of money market accounts to $4.04 billion for the six months ended June 30, 2015 from $4.99 billion for the six months ended June 30, 2014. The decline in the average balance of our money market accounts reflects our decision to maintain lower deposit rates to continue our balance sheet reduction. The annualized weighted-average cost remained the same at 0.20% for both the six months ended June 30, 2015 and 2014.

Interest expense on our interest-bearing transaction accounts decreased $348,000 to $2.8 million for the six months ended June 30, 2015 from $3.1 million for the same period in 2014. The decrease is due to a 2 basis point decrease in the annualized weighted-average cost to 0.27% for the six months ended June 30, 2015 as compared to 0.29% for the same period in 2014. The decrease was also the result of a $93.9 million decrease in the average balance to $2.09 billion for the six months ended June 30, 2015 as compared to $2.18 billion for the same period in 2014.

The decrease in the average cost of deposits for the first six months of 2015 reflected lower market interest rates and our decision to maintain lower deposit rates to continue our balance sheet reduction.

For the six months ended June 30, 2015 interest expense on borrowed funds was $281.0 million as compared to $280.9 million for the six months ended June 30, 2014. The average cost of borrowed funds was 4.59% for both the six months ended June 30, 2015 and 2014. The average balance of borrowings was unchanged for both comparative periods.

Borrowings amounted to $12.18 billion at June 30, 2015 with an average cost of 4.59%. Borrowings scheduled to mature within 12 months of June 30, 2015 amounted to $1.83 billion with an average cost of 4.94%.

Net Interest Income. Net interest income decreased $117.8 million, or 47.1%, to $132.2 million for the first six months of 2015 as compared to $250.0 million for the first six months of 2014. Our interest rate spread decreased 63 basis points to 0.44% for the six months ended June 30, 2015 as compared to 1.07% for the six months ended June 30, 2014. Our net interest margin decreased 59 basis points to 0.76% for the six months ended June 30, 2015 as compared to 1.35% for the six months ended June 30, 2014. The decrease in our interest rate spread and net interest margin for the six months ended June 30, 2015 was primarily due to repayments and sales of higher yielding assets due to the low interest rate environment and an increase in the average balance of short-term liquid assets, consisting of Federal funds sold and other overnight deposits and U.S. Treasury securities with a weighted average yield of 0.26%.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2015 and 2014. No provisions were recorded due to improving home prices and economic conditions, a decrease in total delinquent loans and a decrease in the size of the loan portfolio. The decline in non-performing loans was primarily due to improving economic conditions, particularly in the housing and labor markets. The ALL amounted to $225.6 million at June 30, 2015 as compared to $255.0 million at June 30, 2014. We recorded our provision for loan losses during the first six months of 2015 based on our ALL methodology that considers a number of quantitative and qualitative factors, including the amount of non-performing loans, the loss experience of our non-performing loans, recent collateral valuations, conditions in the real estate and housing markets, current economic conditions, particularly continued elevated levels of unemployment, and growth or shrinkage in the loan portfolio. See “Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014 – Provision for Loan Losses.”

Non-Interest Income. Total non-interest income was $77.3 million for the first six months of 2015 as compared to $38.9 million for the same period in 2014. Included in non-interest income for the first six months of 2015 were $74.4 million in gains from the sale of $1.21 billion of mortgage-backed securities. Gains on the sales of securities amounted to $35.5 million for the six months ended June 30, 2014.

Non-Interest Expense. Total non-interest expense amounted to $141.2 million for the six months ended June 30, 2015 as compared to $152.8 million for the six months ended June 30, 2014. This decrease was due to an $8.1 million decrease in Federal deposit insurance expense and a $5.2 million decrease in other non-interest expense, partially offset by a $2.6 million increase in compensation and employee benefit expense.

Compensation and employee benefit costs increased $2.6 million, or 3.9%, to $68.6 million for the first six months of 2015 as compared to $66.0 million for the same period in 2014. The increase in compensation costs is primarily due to an increase of $3.0 million in pension plan expense. The increase in pension expense is due primarily to a decrease in the discount rate used to calculate our pension obligations as well as the updated mortality tables published in October 2014 by the Society of Actuaries. See “Critical Accounting Policies – Pension and Other Post-Retirement Benefit Assumptions”. This increase was partially offset by a decrease of $455,000 in medical expenses.

For the six months ended June 30, 2015 Federal deposit insurance expense decreased $8.1 million, or 30.0%, to $18.9 million from $27.0 million for the six months ended June 30, 2014. This decrease was due primarily to a reduction in the size of our balance sheet and a decrease in our assessment rate.

For the six months ended June 30, 2015, other non-interest expense decreased $5.2 million to $35.5 million as compared to $40.7 million for the same period in 2014. This decrease was due to a $3.0 million write down in the receivable related to our claim against the Lehman Brothers, Inc. estate in the first quarter of 2014 and a $2.2 million increase in the net gain on the sale of foreclosed properties.

Included in other non-interest expense were net gains of $2.8 million resulting from foreclosed real estate transactions for the six months ended June 30, 2015 as compared to a net gain of $670,000 for the comparable period in 2014. We sold 110 properties during the first six months of 2015 as compared to 116 properties for the same period in 2014. Expenses associated with foreclosed real estate were $9.5 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively.

Income Taxes. Income tax expense amounted to $26.8 million for the six months ended June 30, 2015 compared with income tax expense of $54.4 million for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 39.18% compared with 39.99% for the six months ended June 30, 2014.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

	June 30, 2015		December 31, 2014
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family:
Amortizing	$16,342,897	82.61%	$17,746,149	82.29%
Interest-only	2,459,933	12.44	2,874,024	13.33
FHA/VA	638,835	3.23	648,070	3.01
Multi-family and commercial	157,838	0.80	102,323	0.47
Construction	177	—	177	—

Total first mortgage loans	19,599,680	99.08	21,370,743	99.10

Consumer and other loans
Fixed-rate second mortgages	65,736	0.33	72,309	0.34
Home equity credit lines	100,013	0.51	104,372	0.48
Other	16,293	0.08	17,550	0.08

Total consumer and other loans	182,042	0.92	194,231	0.90

Total loans	19,781,722	100.00%	21,564,974	100.00%

Deferred loan costs	90,608		99,155
Allowance for loan losses	(225,573)		(235,317)

Net loans	$19,646,757		$21,428,812

At June 30, 2015, first mortgage loans secured by one-to four-family properties accounted for 98.3% of total loans. Fixed-rate mortgage loans represent 52.6% of our first mortgage loans. Compared to adjustable-rate loans, fixed-rate loans possess less inherent credit risk since loan payments do not change in response to changes in interest rates. In addition, we do not originate or purchase loans with payment options or negative amortization loans. We believe our loans, when made, were amply collateralized and otherwise conformed to our lending standards.

Included in our loan portfolio at June 30, 2015 are interest-only loans of approximately $2.46 billion, or 12.4% of total loans, as compared to $2.87 billion, or 13.3% of total loans, at December 31, 2014. These loans are originated as adjustable rate mortgage loans with initial terms of five, seven or ten years with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. At the end of the initial 5-, 7- or 10-year interest-only period, the loan payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans are underwritten using the fully- amortizing payment amount. Interest-only loans of $288.6 million will become fully-amortizing within the next 12 months. Non-performing interest-only loans amounted to $90.3 million, or 11.3% of non-performing loans, at June 30, 2015 as compared to non-performing interest-only loans of $99.8 million, or 11.7% of non-performing loans, at December 31, 2014.

Prior to January 2014, we originated loans to certain eligible borrowers as reduced documentation loans. Loans that were eligible for reduced documentation processing were ARM loans, interest-only first mortgage loans and 10-, 15-, 20- and 30-year fixed-rate loans to owner-occupied primary and second home applicants. These loans were available in amounts up to 65% of the lower of the appraised value or purchase price of the property. Generally the maximum loan amount for reduced documentation loans was $750,000 and these loans were subject to higher interest rates than our full documentation loan products. Reduced documentation loans have an inherently higher level of risk compared to loans with full documentation. Reduced documentation loans represent 21.9% of our one- to four-family first mortgage loans at June 30, 2015. Included in our loan portfolio at June 30, 2015 are $3.73 billion of amortizing reduced documentation loans and $532.7 million of reduced documentation interest-only loans as compared to $3.99 billion and $620.0 million, respectively, at December 31, 2014. Non-performing loans at June 30, 2015 include $151.2 million of amortizing reduced documentation loans and $33.5 million of interest-only reduced documentation loans as compared to $168.2 million and $39.8 million, respectively, at December 31, 2014.

The following table presents the geographic distribution of our total loan portfolio, as well as the geographic distribution of our non-performing loans:

	At June 30, 2015		At December 31, 2014
		Non-performing		Non-performing
	Total loans	Loans	Total loans	Loans
New Jersey	42.4%	41.9%	42.4%	42.6%
New York	28.1	29.4	27.8	27.8
Connecticut	14.6	7.9	14.6	7.8

Total New York metropolitan area	85.1	79.2	84.8	78.2

Pennsylvania	4.8	1.8	4.8	1.5
Massachusetts	2.0	1.8	2.0	1.8
Virginia	1.6	2.0	1.6	1.9
Maryland	1.6	4.6	1.6	5.2
Illinois	1.5	4.3	1.5	4.7
All others	3.4	6.3	3.7	6.7

Total outside New York metropolitan area	14.9	20.8	15.2	21.8

	100.0%	100.0%	100.0%	100.0%

Non-Performing Assets

The following table presents information regarding non-performing assets as of the dates indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
One-to four-family amortizing loans	$659,459	$708,518
One-to four-family interest-only loans	90,289	99,779
Multi-family and commercial mortgages	6,058	1,543
Construction loans	177	177
Consumer and other loans	6,472	8,613

Total non-accrual loans	762,455	818,630
Accruing loans delinquent 90 days or more (1)	39,378	33,383

Total non-performing loans	801,833	852,013
Foreclosed real estate, net	100,193	79,952

Total non-performing assets	$902,026	$931,965

Non-performing loans to total loans	4.05%	3.95%
Non-performing assets to total assets	2.55	2.55

(1)	Loans that are past due 90 days or more and still accruing interest are loans that are insured by the FHA.

Non-performing loans exclude loans which have been restructured and are accruing and performing in accordance with the terms of their restructure agreement for at least six months. We discontinue accruing interest and we reverse any accrued, but unpaid interest on troubled debt restructurings that are past due 90 days or more or if we believe we will not collect all amounts contractually due. Approximately $11.9 million of troubled debt restructurings that were previously accruing interest became 90 days or more past due during the first six months of 2015 for which we discontinued accruing interest and we reversed accrued, but unpaid interest.

The following table is a comparison of our delinquent loans at June 30, 2015 and December 31, 2014:

	30-59 Days		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
At June 30, 2015
One- to four- family first mortgages:
Amortizing	561	$188,751	240	$81,963	1,931	$659,459
Interest-only	26	18,730	24	15,402	154	90,289
FHA/VA first mortgages	146	26,332	52	8,668	202	39,378
Multi-family and commercial mortgages	—	—	1	688	6	6,058
Construction loans	—	—	—	—	1	177
Consumer and other loans	29	1,308	16	593	59	6,472

Total	762	$235,121	333	$107,314	2,353	$801,833

Delinquent loans to total loans		1.19%		0.54%		4.05%

At December 31, 2014
One- to four- family first mortgages:
Amortizing	650	$213,957	281	$100,618	2,119	$708,518
Interest-only	43	30,256	21	12,507	180	99,779
FHA/VA first mortgages	171	29,603	59	10,802	175	33,383
Multi-family and commercial mortgages	17	2,782	2	4,743	4	1,543
Construction loans	—	—	—	—	1	177
Consumer and other loans	16	1,938	11	441	69	8,613

Total	897	$278,536	374	$129,111	2,548	$852,013

Delinquent loans to total loans		1.29%		0.60%		3.95%

Potential problem loans consist of early-stage delinquencies, as set forth in the table above, and troubled debt restructurings that are not included in non-accrual loans. Potential problem loans amounted to $486.9 million at June 30, 2015 as compared to $544.9 million at December 31, 2014. The following table presents information regarding loans modified in a troubled debt restructuring at the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Troubled debt restructurings:
Current	$144,502	$137,249
30-59 days	23,571	20,344
60-89 days	10,790	17,079
90 days or more	153,974	157,744

Total troubled debt restructurings	$332,837	$332,416

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

The following table presents loan portfolio by class that were modified as troubled debt restructurings. The pre-restructuring and post-restructuring outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the restructuring and the carrying amounts as of the dates indicated:

	June 30, 2015			December 31, 2014
		Pre-restructuring	Post-restructuring		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Troubled debt restructurings:
One-to-four family first mortgages:
Amortizing	978	$341,432	$292,327	980	$341,398	$291,404
Interest-only	55	33,425	30,021	59	35,025	31,257
Multi-family and commercial mortgages	3	8,650	5,432	3	8,650	5,441
Consumer and other loans	42	5,381	5,057	36	4,594	4,314

Total	1,078	$388,888	$332,837	1,078	$389,667	$332,416

Foreclosed real estate amounted to $100.2 million and $80.0 million at June 30, 2015 and December 31, 2014, respectively. During the first six months of 2015 we transferred $74.1 million of loans to foreclosed real estate as compared to $60.3 million during the first six months of 2014. During the first six months of 2015 we sold 110 properties for $32.0 million as compared to 116 properties for $36.1 million during the first six months of 2014. Write-downs and net gains on the sale of foreclosed real estate amounted to a net gain of $2.8 million for the first six months of 2015 as compared to a net gain of $670,000 for the comparable period in 2014. Holding costs associated with foreclosed real estate amounted to $9.5 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which includes the implementation of our CRE lending initiative. Under this initiative, during 2014, the Bank began to purchase CRE and multi-family mortgage loans and interests in such loans. The Bank funded $86.0 million of such loans and interests in the fourth quarter of 2014 and $57.6 million during the first six months of 2015.

Allowance for Loan Losses

The following table presents the activity in our allowance for loan losses at or for the dates indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$230,489	$265,732	$235,317	$276,097

Provision for loan losses	—	—	—	—
Charge-offs:
First mortgage loans	(10,788)	(15,489)	(19,979)	(31,850)
Consumer and other loans	(490)	(220)	(577)	(391)

Total charge-offs	(11,278)	(15,709)	(20,556)	(32,241)
Recoveries	6,362	4,988	10,812	11,155

Net charge-offs	(4,916)	(10,721)	(9,744)	(21,086)

Balance at end of period	$225,573	$255,011	$225,573	$255,011

Allowance for loan losses to total loans	1.14%	1.10%	1.14%	1.10
Allowance for loan losses to non-performing loans	28.13	25.29	28.13	25.29
Net charge-offs as a percentage of average loans (1)	0.10	0.18	0.09	0.18

(1)	Ratio is annualized

The following table presents our allocation of the ALL by loan category and the percentage of loans in each category to total loans at the dates indicated:

	At June 30, 2015		At December 31, 2014
		Percentage		Percentage
		of Loans in		of Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
First mortgage loans:
One- to four-family	$222,269	98.28%	$230,862	98.62%
Other first mortgages	477	0.80	571	0.48

Total first mortgage loans	222,746	99.08	231,433	99.10
Consumer and other loans	2,827	0.92	3,884	0.90

Total allowance for loan losses	$225,573	100.00%	$235,317	100.00%

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

Historically, our primary investing activities have been the origination and purchase of one-to four-family real estate loans and consumer and other loans, the purchase of mortgage-backed securities, and the purchase of investment securities. These activities are funded primarily by borrowings, deposits and the proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Our loan production (originations and purchases) was $416.7 million during the first six months of 2015 as compared to $813.4 million during the first six months of 2014. Principal repayments on loans amounted to $2.16 billion and $1.72 billion for those same respective periods. At June 30, 2015, commitments to originate and purchase mortgage loans amounted to $60.2 million and $140,000 respectively, as compared to $97.9 million and $140,000 respectively, at June 30, 2014.

Purchases of mortgage-backed securities during the first six months of 2015 amounted to $72.9 million as compared to $94.4 million for the six months ended June 30, 2014. Principal repayments on mortgage-backed securities amounted to $365.8 million for the first six months of 2015 as compared to $769.0 million for the first six months of 2014. Proceeds from sales of mortgage-backed securities during the six months ended June 30, 2015 were $1.28 billion as compared to $1.02 billion for the six months ended June 30, 2014.

At June 30, 2015, mortgage-backed securities and investment securities with an amortized cost of $7.26 billion were used as collateral for securities sold under agreements to repurchase and at that date we had $789.6 million of unencumbered securities.

As part of the membership requirements of the FHLB, we are required to hold a certain dollar amount of FHLB common stock based on our mortgage-related assets and borrowings from the FHLB. During the first six months of 2015, we had redemptions of FHLB common stock which amounted to $10.9 million.

As of June 30, 2015, total cash and cash equivalents amounted to $6.70 billion as compared to $5.45 billion as of June 30, 2014. This elevated level of cash and cash equivalents is primarily due to repayments on mortgage-related assets and the lack of attractive reinvestment opportunities in the current low interest rate environment as available short term reinvestment opportunities continue to carry low yields, and medium and longer term opportunities available to us carry significant duration risk at relatively low yields. We have maintained lower deposit rates, which helps us to manage our excess liquidity while we position our balance sheet for a possible restructuring. We have used a portion of our cash inflows to fund these deposit reductions. We believe that while carrying this level of cash and cash equivalents adversely impacts our current earnings, it better positions our balance sheet for future strategic initiatives such as a balance sheet restructuring.

Our primary financing activities consist of gathering deposits, engaging in wholesale borrowings, repurchases of our common stock and the payment of dividends.

Total deposits decreased $1.20 billion during the first six months of 2015 as compared to a decrease of $958.5 million for the first six months of 2014. Deposit flows are typically affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. We maintained our deposit rates at low levels during the first six months of 2015 to continue our balance sheet reduction. At June 30, 2015, time deposits scheduled to mature within one year totaled $7.32 billion with an average cost of 0.94%. These time deposits are scheduled to mature as follows: $2.52 billion with an average cost of 0.79% in the third quarter of 2015, $2.03 billion with an average cost of 0.91% in the fourth quarter of 2015, $1.60 billion with an average cost of 1.09% in the first quarter of 2016 and $1.17 billion with an average cost of 1.11% in the second quarter of 2016.

We have, in the past, primarily used wholesale borrowings to fund our investing activities. Structured putable borrowings amounted to $3.33 billion with a weighted average rate of 4.41% at June 30, 2015 and are putable quarterly. We anticipate that none of these borrowings will be put back assuming current market interest rates remain stable. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings would be put back will not increase substantially unless interest rates were to increase by at least 250 basis points. Our remaining borrowings are fixed-rate, fixed maturity borrowings of $8.85 billion with a weighted-average rate of 4.66%. Borrowings scheduled to mature in the next 12 months amount to $1.83 billion with an average cost of 4.94%.

As part of our Strategic Plan, we are continuing to explore ways to reduce our interest rate risk while strengthening our balance sheet, which may include a further restructuring of our balance sheet during 2015. The Company previously completed a series of restructuring transactions in 2011 that reduced higher-cost structured borrowings on the Company’s balance sheet. Management is continuing to consider a variety of different restructuring alternatives, including whether to restructure all or various portions of our borrowed funds and various alternatives for replacement funding. No decision has been made at this time regarding the timing, structure and scope of any restructuring transaction. Decisions regarding any restructuring transaction are dependent upon, among other things, market interest rates, overall economic conditions and the status of the Merger. We expect a restructuring to result in a net loss and reduction of shareholder equity, though we also expect an improvement in net interest margin and future earnings prospects. Any restructuring will focus on the prospects for long-term overall earnings stability and growth. Any restructuring will likely reduce our excess cash position, but will not adversely affect the liquidity we need to operate in a safe and sound manner. The delay in the execution of the balance sheet restructuring and our continuing to carry an elevated liquidity position is primarily due to the delay in obtaining the requisite regulatory approvals for the Merger, though a variety of factors are involved in the decision regarding any such restructuring.

At June 30, 2015 we had a concentration of borrowings with a single counterparty with $6.03 billion of borrowings with the FHLB. We do not believe this concentration creates a material liquidity risk to us.

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

Cash dividends paid during the six months ended June 30, 2015 were $20.0 million as compared to $40.1 million for the same period of 2014. The Board of Directors did not declare a dividend for the first quarter of 2015 after considering the level of earnings for the first quarter, the importance of paying dividends out of current earnings and the regulatory evaluation of any dividend request. The Board has declared a dividend for the second quarter of 2015. We did not purchase any of our common shares during the first six months ended June 30, 2015 pursuant to our repurchase programs. Pursuant to the Company MOU, any future share repurchases must be approved by the FRB. Pursuant to the Merger Agreement, we may not repurchase any shares without the consent of M&T. At June 30, 2015, there remained 50,123,550 shares available for purchase under existing stock repurchase programs.

The primary source of liquidity for the Company is capital distributions from its subsidiary, Hudson City Savings. At June 30, 2015, Hudson City Bancorp had total cash and due from banks of $135.4 million. The primary use of these funds is the payment of dividends to our shareholders and, when appropriate as part of our capital management strategy, the repurchase of our outstanding common stock. Hudson City Bancorp’s ability to continue these activities is dependent upon capital distributions from Hudson City Savings. Applicable federal law, regulations and regulatory actions may limit the amount of capital distributions Hudson City Savings may make. Currently, Hudson City Savings must seek approval from the OCC and the FRB for future capital distributions.

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

At June 30, 2015, Hudson City Savings exceeded all regulatory capital requirements and is in compliance with our capital plan. Hudson City Savings’ Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, Common Equity Tier 1 risk-based capital ratio and Total risk-based capital ratio were 12.14%, 32.14%, 32.14% and 33.40%, respectively. Hudson City Bancorp’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, Common Equity Tier 1 risk-based capital ratio and Total risk-based capital ratio were 13.14%, 34.77%, 34.77% and 36.03%, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of the Bank. These arrangements are primarily commitments to originate and purchase residential mortgage loans, and to purchase mortgage-backed securities. We are also obligated under a number of non-cancellable operating leases.

The following table reports the amounts of our contractual obligations as of June 30, 2015.

	Payments Due By Period
		Less Than	One Year to	Three Years to	More Than
Contractual Obligation	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Residential:
Mortgage loan originations	$60,173	$60,173	$—	$—	$—
Mortgage loan purchases	140	140	—	—	—
Commercial mortgage loan originations	7,363	7,363	—	—	—
Repayment of borrowed funds	12,175,000	1,825,000	5,000,000	5,150,000	200,000
Operating leases	129,851	10,928	21,072	20,052	77,799

Total	$12,372,527	$1,903,604	$5,021,072	$5,170,052	$277,799

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund first mortgage loans generally have fixed expiration dates of approximately 90 days and other termination clauses. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Hudson City Savings evaluates each customer’s credit-worthiness on a case-by-case basis. Additionally, we have available home equity, commercial/construction lines of credit and overdraft lines of credit, which do not have fixed expiration dates, of approximately $145.3 million, $3.4 million, and $2.2 million, respectively. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. The commitments to purchase first mortgage loans and mortgage-backed securities had a normal period from trade date to settlement date of approximately 60 days.

Critical Accounting Policies

Note 2 to our Audited Consolidated Financial Statements, included in our 2014 Annual Report on Form 10-K, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the ALL, the measurement of stock-based compensation expense, the impairment of securities, the impairment of goodwill and the measurement of the funded status and cost of our pension and other post-retirement benefit plans involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors.

Allowance for Loan Losses

The ALL has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate ALL at June 30, 2015. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our ALL is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Our primary lending emphasis is the origination and purchase of one- to four-family first mortgage loans on residential properties and, to a lesser extent, second mortgage loans on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans at June 30, 2015. As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in New Jersey, New York and Connecticut. At June 30, 2015, approximately 85% of our total loans are in the New York metropolitan area. Additionally, the states of Pennsylvania, Massachusetts, Virginia, Maryland, and Illinois accounted for 5%, 2%, 2%, 2% and 1%, respectively of total loans. The remaining 3% of the loan portfolio is secured by real estate primarily in the remainder of our lending markets. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment, rising interest rates in the markets we lend and the potential for future declines in real estate market values. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. We consider these trends in market conditions in determining the ALL.

Due to the nature of our loan portfolio, our evaluation of the adequacy of our ALL is performed primarily on a “pooled” basis. Each quarter we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (fixed and variable one- to four-family, interest-only, reduced documentation, multi-family, commercial, construction, etc.), loan source (originated or purchased) and payment status (i.e., current or number of days delinquent). Loans with known losses are categorized separately. We assign loss factors to the payment status categories on the basis of our assessment of the risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to charge-off history, delinquency trends, portfolio growth and the status of the regional economy and housing market, in order to ascertain that the loss factors cover probable and estimable losses inherent in the portfolio. Based on our recent loss experience on non-performing loans and our consideration of environmental factors, we changed certain loss factors used in our quantitative analysis of the ALL for one- to four- family first mortgage loans during the first six months of 2015. This adjustment in our loss factors did not have a material effect on the ultimate level of our ALL or on our provision for loan losses. We use this analysis, as a tool, together with principal balances and delinquency reports, to evaluate the adequacy of the ALL. Other key factors we consider in this process are current real estate market conditions in geographic areas where our loans are located, changes in the trend of non-performing loans, the results of our foreclosed property transactions, the current state of the local and national economy, changes in interest rates and loan portfolio growth. Any one or a combination of these adverse trends may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and higher future levels of provisions.

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

We conduct a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. The unrealized losses on securities in our portfolio were due primarily to changes in market interest rates subsequent to purchase. As a result, the unrealized losses on our securities were not considered to be other-than-temporary and, accordingly, no impairment loss was recognized during the first six months of 2015.

Impairment of Goodwill

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually using a fair-value based two-step approach. Goodwill and other intangible assets amounted to $152.2 million and were recorded as a result of Hudson City Bancorp’s acquisition of Sound Federal Bancorp, Inc. in 2006.

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

We performed our annual goodwill impairment analysis as of June 30, 2015 and concluded that goodwill was not impaired. Therefore, we did not recognize any impairment of goodwill or other intangible assets during 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is presented as of December 31, 2014 in Hudson City Bancorp’s Annual Report on Form 10-K. The following is an update of the discussion provided therein, as of June 30, 2015.

General

As a financial institution, our primary component of market risk is interest rate volatility. Our net income is primarily based on net interest income, and fluctuations in interest rates will ultimately impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of our interest-earning assets and interest-bearing liabilities. Due to the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2015 and did not have any such hedging transactions in place at June 30, 2015. Our loan and securities portfolios, which comprise approximately 78% of our balance sheet, are subject to risks associated with the economy in the New York metropolitan area and the general economy of the United States, particularly the residential housing market. Our residential mortgage-related assets are also subject to prepayment risk due to mortgage refinancing and/or housing turnover. We continually analyze our asset quality and believe our allowance for loan losses is adequate to cover known or potential losses.

Historically, our lending activities have emphasized residential fixed-rate first mortgage loans, while purchasing adjustable-rate or hybrid mortgage-backed securities to diversify our predominantly fixed-rate loan portfolio. In the past several years, we have originated a larger percentage of adjustable-rate mortgage loans, increased our purchases of U.S. Treasury securities, and, in recent quarters, initiated a loan program to purchase participations in commercial real estate loans in order to better manage our interest rate risk. Adjustable-rate residential mortgage-related assets include those loans or securities with a contractual annual rate adjustment after an initial fixed-rate period of one to ten years. Growth in these types of mortgage-related assets would help moderate our exposure to interest rate fluctuations and are expected to benefit our long-term profitability, as the rate earned on these mortgage loans will increase, as prevailing market rates increase although the rates on adjustable-rate mortgage loans do not reset as quickly as market interest rates. However, this strategy to originate a higher percentage of adjustable-rate instruments may have an initial adverse impact on our net interest income and net interest margin in the short-term, as adjustable-rate interest-earning assets generally have initial interest rates lower than alternative fixed-rate investments.

In the aggregate, 51% of our mortgage-related assets are adjustable-rate or hybrid instruments. Our percentage of fixed-rate mortgage-related assets to total mortgage-related assets was 49% as of June 30, 2015 compared with 48% as of March 31, 2015. Overall, our percentage of fixed-rate interest-earning assets to total interest-earning assets was 46% at June 30, 2015 compared with 47% as of March 31, 2015.

The level of prepayment activity on our interest-sensitive assets impacts our net interest income. The timing of the principal payments on mortgage loans and mortgage-backed securities can be significantly impacted by changes in market interest rates and prepayment rates of our mortgage-related assets. Mortgage prepayment rates can vary due to a number of factors but prepayment rates are, generally, inversely related to the prevailing market interest rate. Accordingly, as market interest rates increase, prepayment rates tend to decrease. Prepayment rates on our mortgage-related assets have remained elevated during the first six months of 2015. An elevated level of prepayment activity directly affects the yield earned on assets, as the payments received on the interest-earning assets will be reinvested at the prevailing lower market interest rate.

Our primary sources of funds have traditionally been deposits, consisting primarily of time deposits and interest-bearing demand accounts, and borrowings. Our deposits have substantially shorter terms to maturity than our mortgage loan portfolio and borrowed funds. The Bank currently has $6.93 billion of interest-bearing non-maturity deposits, and $7.32 billion of time deposits scheduled to mature within the next 12 months. Borrowings, advances from the FHLB and term repurchase agreements with major broker/dealers, are an additional principal source of funding. As of June 30, 2015, these borrowings totaled $12.18 billion, $3.33 billion of which are putable on a quarterly basis. The weighted average rate of our putable borrowings is 4.41%. Since market interest rates have remained low for an extended period of time, we have not had any lenders put borrowings back to us. We believe, given current market conditions, that the likelihood that a significant portion of these borrowings being put back to us will not increase substantially unless interest rates were to rise by at least 250 basis points. There are $8.85 billion of fixed-rate/fixed-maturity borrowings with a weighted average rate of 4.66% including $1.83 billion that are scheduled to mature within the next twelve months.

As a result of our investment and financing decisions, the steeper the slope of the yield curve, the more favorable the environment is for our ability to generate net interest income. Our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than five years, generally reflect movements in intermediate- and long-term interest rates. A positive slope of the yield curve allows us to invest in interest-earning assets at a wider spread to the cost of interest-bearing liabilities. During the first six months of 2015, a more stable economic environment and market expectations regarding the continued pace of the Federal Reserve’s conduct of monetary policy has resulted in a flatter yield curve.

The FOMC noted that economic activity expanded moderately during the second quarter of 2015. The FOMC noted that the labor market continued to improve, with solid job gains and declining unemployment. A range of labor market indicators suggests that underutilization of labor resources has diminished. Growth in household spending has been moderate and the housing sector has shown additional improvement. The national unemployment rate decreased to 5.3% in June 2015 from 5.6% in December 2014 and from 6.1% in June 2014. The FOMC decided to maintain the overnight lending target rate at zero to 0.25% during the second quarter of 2015.

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

With short-term market interest rates having remained at low levels for an extended period of time, the rates on our short-term time and non-maturity deposits had been decreasing in recent years but have remained stable during the first six months of 2015. With intermediate and longer term interest rates remaining soft, the yields on our primary investments in mortgage loans and investment securities continued to decline during the second quarter of 2015.

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

Net Interest Income. As a primary means of managing interest rate risk, we monitor the impact of interest rate changes on our net interest income over the next twelve-month period. This model does not purport to provide estimates of net interest income over the next twelve-month period, but attempts to assess the impact of interest rate changes on our net interest income. The following table reports the changes to our net interest income over the next 12 months from June 30, 2015 assuming both incremental and instantaneous changes in interest rates for the given rate shock scenarios. The incremental interest rate changes occur over a 12 month period.

	At June 30, 2015
Change in Interest	Percent Change in Net Interest Income
	Instantaneous Change	Incremental Change
(Basis points)
300	51.53%	30.32%
200	37.78	21.37
100	21.07	11.93
50	14.70	5.65
(50)	(12.61)	(5.97)
(100)	(21.61)	(10.85)

Of note in the positive shock scenarios:

•	For instantaneous rate changes, interest income improves in rising rate environments due to our large overnight funds position and our sizable position in short-term investment securities. In addition, yields earned on mortgage-backed securities and mortgage loans improve with the repricing of adjustable rate interest-earning assets.

•	For incrementally changing rates, interest income improves with rising rates although at more modest rates than with instantaneous rate changes.

Of note in the negative shock scenarios:

•	In declining interest rate environments, net interest income suffers in both the incremental and instantaneous scenarios, with instantaneous rate moves proving more unfavorable. This results from both an acceleration of prepayments on the mortgage-related assets and the fact that our non-maturity and short term time deposits, already at low rates, cannot experience the full effect of rate scenarios of minus 50 and minus 100 basis points.

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

The following table presents the estimated net present value of equity over a range of parallel interest rate change scenarios, as applicable, at June 30, 2015. The present value ratio shown in the table is the net present value of equity as a percent of the present value of total assets in each of the different rate environments. Our current policy sets a minimum ratio of the net present value of equity to the fair value of assets in the current interest rate environment (no rate shock) of 7.0% and a minimum present value ratio of 5.0% in the plus 300 basis point interest rate shock scenario.

	At June 30, 2015
Change in Interest Rates	Present Value Ratio	Basis Point Change
(basis points)
300	11.61%	(259)
200	12.83	(137)
100	13.74	(46)
50	14.04	(16)
—	14.20	—
(50)	14.14	(6)
(100)	13.88	(32)

Of note in the positive shock scenarios:

•	The net present value ratio decreases as interest rates increase. This is due to the fact that our assets are more sensitive to increases in interest rates than our liabilities. These sensitivity measures are referred to as duration; the duration of assets is greater than the duration of liabilities in the increasing rate scenarios. As such, the net present value of assets declines more than the net present value of liabilities in a rising interest rate environment.

Of note in the negative shock scenarios:

•	Prepayments on our mortgage loans accelerate and the duration of assets contracts to such an extent that the duration of liabilities exceeds the duration of assets in the declining rate scenarios presented. As a result, the net present value ratio decreases in this scenario.

The methods used in simulation modeling are inherently imprecise. This type of modeling requires that we make assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we assume the composition of the interest rate-sensitive assets and liabilities will remain constant over the period being measured and that all interest rate shocks will be uniformly reflected across the yield curve. The analyses assume that we will take no action in response to the changes in interest rates. In addition, prepayment estimates and other assumptions within the model involve uncertainties, and, therefore, cannot be determined with precision. Accordingly, although the previous two tables may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our net interest income or present value of equity.

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

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding as of June 30, 2015 which we anticipate to reprice or mature in each of the future time periods shown. Except for prepayment or call activity and non-maturity deposit decay rates, we determined the amounts of assets and liabilities that reprice or mature during a particular period in accordance with the earlier of the term to rate reset or the contractual maturity of the asset or liability. Assumptions used for decay rates are based on the Bank’s experience with the particular deposit type. Prepayment speeds on our mortgage-related assets are based on recent experience. Callable investment securities and borrowed funds are reported at the anticipated call or put date, for those that are callable or putable within one year, or at their contractual maturity date or next interest rate step-up date, as applicable. We have reported no borrowings at their anticipated put date due to the low interest rate environment. We have excluded non-accrual mortgage loans of $756.0 million and non-accrual other loans of $6.5 million from the table.

	At June 30, 2015
	Six	More Than	More Than	More Than	More Than
	Months	Six Months	One Year	Two Years to	Three Years	More Than
	or Less	to One Year	to Two Years	Three Years	to Five Years	Five Years	Total
Interest-earning assets
First mortgage loans	$2,397,515	$1,988,018	$2,397,885	$2,620,211	$3,610,138	$5,829,930	$18,843,697
Consumer and other loans	91,382	2,353	5,479	12,550	4,985	58,821	175,570
Federal funds sold	6,599,793	—	—	—	—	—	6,599,793
Mortgage-backed securities	745,718	351,403	768,371	182,119	213,930	468,952	2,730,493
FHLB stock	309,892	—	—	—	—	—	309,892
Investment securities	617,844	4,444,382	—	298,205	—	—	5,360,431

Total interest-earning assets	10,762,144	6,786,156	3,171,735	3,113,085	3,829,053	6,357,703	34,019,876

Interest-bearing liabilities
Savings accounts	65,325	65,325	115,408	101,254	167,669	573,776	1,088,757
Interest-bearing demand	196,788	196,788	287,898	237,334	357,518	783,875	2,060,201
Money market accounts	509,230	509,230	736,345	534,181	672,961	823,310	3,785,257
Time deposits	4,548,262	2,771,232	2,110,391	584,207	522,374	—	10,536,466
Borrowing	75,000	1,750,000	3,275,000	1,725,000	5,150,000	200,000	12,175,000

Total interest-bearing liabilities	5,394,605	5,292,575	6,525,042	3,181,976	6,870,522	2,380,961	29,645,681

Interest sensitivity gap	$5,367,539	$1,493,581	$(3,353,307)	$(68,891)	$(3,041,469)	$3,976,742	$4,374,195

Cumulative interest sensitivity gap	$5,367,539	$6,861,120	$3,507,813	$3,438,922	$397,453	$4,374,195

Cumulative interest sensitivity gap as a percentage of total assets	15.16%	19.37%	9.90%	9.71%	1.12%	12.35%
Cumulative interest-earnings assets as a percentage of interest-bearing liabilities	199.50%	164.20%	120.38%	116.86%	101.46%	114.75%

Of note regarding the GAP analysis:

•	we have $6.60 billion of Federal funds sold;

•	we have $1.83 billion of borrowings maturing in the next 12 months and an additional $3.28 billion maturing in the next 24 months; and

•	we have experienced elevated, although moderating, levels of prepayment activity on our mortgage-related assets as interest rates have remained at relatively low levels.

Of note in comparison to December 31, 2014:

•	the cumulative one-year gap as a percent of total assets was positive 19.37% at June 30, 2015 as compared to 12.01% at December 31, 2014. The increase in the cumulative one-year gap reflects the shift of our U.S. Treasury securities from the More than One Year to Two Years category into the More than Six Months to One Year category as such securities have a remaining average maturity of 9 months at June 30, 2015;

•	net loans decreased $1.10 billion to $19.65 billion at June 30, 2015 as compared to $20.75 billion at December 31, 2014;

•	mortgage-backed securities decreased $1.51 billion to $2.73 billion at June 30, 2015 as compared to $4.24 billion at December 31, 2014;

•	investment securities increased to $5.36 billion as of June 30, 2015 from $3.65 billion at December 31, 2014; and

•	deposits declined by $734.9 million during the second quarter of 2015.

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

Item 4. - Controls and Procedures

Denis J. Salamone, our Chairman and Chief Executive Officer, and James C. Kranz, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported as and when required and that such information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. – Risk Factors

For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2014 Annual Report on Form 10-K and Part II, Item 1A in our March 31, 2015 Form 10Q. There has been no material change in risk factors since March 31, 2015.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the second quarter of 2015 and the stock repurchase plans approved by our Board of Directors.

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs (1)
April 1-April 30, 2015	—	$—	—	50,123,550
May 1-May 31, 2015	—	—	—	50,123,550
June 1-June 30, 2015	—	—	—	50,123,550

Total	—	—	—

(1)	On July 25, 2007, Hudson City Bancorp announced the adoption of its eighth Stock Repurchase Program, which authorized the repurchase of up to 51,400,000 shares of common stock. This program has no expiration date.

Item 3. – Defaults Upon Senior Securities

Not applicable.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

Not applicable.

Item 6. – Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014 and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements (detail tagged).

*	Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hudson City Bancorp, Inc.

Date: August 7, 2015	By:	/s/ Denis J. Salamone
Denis J. Salamone
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
First Vice President
(Principal Accounting Officer)